Form 10-K
period 1998-12-31
TRUMPS CASTLE HOTEL & CASINO INC; TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE ASSOCIATES LP
filed 1999-03-31
CIK 1063882, 770618, 911534

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                           COMMISSION FILE NO.: 1-9029

                           --------------------------

                       TRUMP'S CASTLE HOTEL & CASINO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEW JERSEY                                             11-2735914
 -------------------------------                             -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                      HURON AVENUE AND BRIGANTINE BOULEVARD
                         ATLANTIC CITY, NEW JERSEY 08401
                                 (609) 441-6060
          (Address, Including Zip Code and Telephone Number, Including
             Area Code, of Registrant's Principal Executive Offices)


                          TRUMP'S CASTLE FUNDING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                           11-2739203
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


                      HURON AVENUE AND BRIGANTINE BOULEVARD
                         ATLANTIC CITY, NEW JERSEY 08401
                                 (609) 441-6060
          (Address, Including Zip Code and Telephone Number, Including
             Area Code, of Registrant's Principal Executive Offices)


                         TRUMP'S CASTLE ASSOCIATES, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEW JERSEY                                    22-2608426
   -------------------------------                     -------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)


                      HURON AVENUE AND BRIGANTINE BOULEVARD
                         ATLANTIC CITY, NEW JERSEY 08401
                                 (609) 441-6060
          (Address, Including Zip Code and Telephone Number, Including
             Area Code, of Registrant's Principal Executive Offices)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


      TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------             -----------------------------------------
  11 3/4% Mortgage Notes due 2003            American Stock Exchange, Inc.
  Increasing Rate Subordinated               American Stock Exchange, Inc.
   Pay-In-Kind Notes due 2005

                           --------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                           --------------------------

     Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such
filing requirements for the past 90 days. Yes X    No.
                                             ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or formation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X   No.
                         ---     ---






     Trump's Castle Hotel & Casino, Inc. and Trump's Castle Funding, Inc. meet the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

     As of March 23, 1999, there were 200 shares of Trump's Castle Funding, Inc.'s Common Stock outstanding.

     As of March 23, 1999 there were 100 shares of Trump's Castle Hotel & Casino, Inc.'s Common Stock, no par value, outstanding. The aggregate market value of the voting stock of Trump's Castle Hotel & Casino, Inc., Trump's Castle Funding, Inc. and Trump's Castle Associates, L.P. held by non-affiliates as of March 30, 1999 of the Registrants was $0.

================================================================================

                                   FORM 10-K
                                TABLE OF CONTENTS

Item                                                                             Page
----                                                                             -----
PART I.............................................................................1

   ITEM 1.    BUSINESS.............................................................1
     General.......................................................................1
     Trump Marina..................................................................2
     Trademark/Licensing...........................................................5
     Certain Indebtedness of the Partnership.......................................6
     Atlantic City Market..........................................................7
     Competition...................................................................8
     Gaming and Other Laws and Regulations........................................11
   ITEM 2.   PROPERTIES...........................................................17
   ITEM 3.   LEGAL PROCEEDINGS....................................................18
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................20

PART II...........................................................................20
   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............20
   ITEM 6.   SELECTED FINANCIAL DATA..............................................21
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................22
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........26
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................26
   ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE................................................26

PART III..........................................................................27
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.....................................27
   ITEM 11.  EXECUTIVE COMPENSATION...............................................31
     Employment Agreements........................................................32
     Compensation of the Board of Directors.......................................32
     Compensation Committee Interlocks and Insider Participation..................32
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......34
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................34

PART IV...........................................................................35
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.......35

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS..........................39

SIGNATURES........................................................................40
   TRUMP'S CASTLE HOTEL & CASINO, INC.............................................40
   TRUMP'S CASTLE FUNDING, INC....................................................41
   TRUMP'S CASTLE ASSOCIATES, L.P.................................................41

INDEX TO FINANCIAL STATEMENTS....................................................F-1

                                     PART I

ITEM 1.    BUSINESS.

GENERAL

         Trump's Castle Funding, Inc. ("Funding") was incorporated under the laws of the State of New Jersey in May 1985 and is wholly owned by Trump's Castle Associates, L.P. (the "Partnership"). Funding was formed to serve as a financing corporation to raise funds for the benefit of the Partnership. Trump's Castle Hotel & Casino, Inc. ("TCHI"), the general partner of the Partnership, was incorporated under the laws of the State of New Jersey in April 1985, and is wholly owned by Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings"). Since Funding and TCHI have no business operations, their ability to service their indebtedness is completely dependent upon funds they receive from the Partnership. Accordingly, the discussion in this Form 10-K relates primarily to the Partnership and its operations.

         The Partnership was formed in 1985 for the sole purpose of acquiring and operating Trump's Castle Casino Resort, a luxury casino hotel located in the Marina District of Atlantic City, New Jersey (the "Marina District"). During the second quarter of 1997 the Partnership rethemed the property with a nautical emphasis and renamed it Trump Marina Hotel Casino ("Trump Marina"). Prior to the acquisition of Trump Marina (which at that time was Trump's Castle Casino Resort) (the "Castle Acquisition") on October 7, 1996 by THCR Holdings, the partners in the Partnership were TC/GP, Inc., currently known as Trump Casinos II, Inc. ("TCI-II"), which had a 37.5% interest in the Partnership, Donald J. Trump ("Trump"), who had a 61.5% interest in the Partnership, and TCHI, which had a 1% interest in the Partnership. Trump, by virtue of his ownership of TCI-II and TCHI, was the beneficial owner of 100% of the common equity interest in the Partnership, subject to the right of holders of warrants for 50% of the common stock of TCHI (the "Castle Warrants") to acquire an indirect beneficial interest in 0.5% of the common equity interest in the Partnership. Subsequent to the Castle Acquisition, the partners in the Partnership are THCR Holdings, which has a 99% limited partnership interest in the Partnership, and TCHI, which has a 1% general partnership interest in the Partnership. THCR Holdings, by virtue of its ownership of TCHI, is the beneficial owner of 100% of the common equity interest in the Partnership.

         The Castle Acquisition has further strengthened the position of Trump Hotels & Casino Resorts, Inc. ("THCR") as an industry leader. The Castle Acquisition has provided THCR with a significant presence in the Marina District, the principal focus of expansion in the Atlantic City gaming market (the "Atlantic City Market"). In addition, the Castle Acquisition has provided further opportunities for operational efficiencies and economies of scale and eliminated the perceived conflict of interest caused by the differing ownership of Trump Marina and the other THCR properties in Atlantic City. Ownership of Trump Marina will enable THCR to retain patrons that may be drawn from The Boardwalk to the Marina District by new casino development in the Marina District. The Castle Acquisition has also enabled THCR to benefit from (i) the excellent condition of the current facilities at Trump Marina, which have been designed to accommodate additional development with minimal disruption to existing operations, and (ii) the proximity of Trump Marina to the "H-Tract," an approximately 150-acre parcel of land proposed to be Atlantic City's newest area of casino hotel development (the "H-Tract").

         On October 23, 1996, Trump Casino Services, L.L.C., ("TCS"), Trump Plaza Associates ("Plaza Associates"), Trump Taj Mahal Associates ("Taj Associates") and the Partnership entered into an Amended and Restated Services Agreement pursuant to which TCS provides each of Plaza Associates, Taj Associates and the Partnership certain management, financial and other functions and services necessary and incidental to the respective operations of each of their casino hotels. Management believes that TCS's services to the Partnership will result in cost savings and operational synergies. Trump Communications, L.L.C., ("Trump Communications"), a New Jersey limited liability company and a subsidiary of TCS, was formed on January 31, 1997 for the purpose of realizing cost savings and operational synergies by consolidating advertising functions of, and providing certain services to, each of Plaza Associates, Taj Associates and the Partnership.

         The Partnership operates in only one industry segment. See "Selected Financial Data."

TRUMP MARINA

         The Partnership owns and operates Trump Marina, a luxury casino hotel located on 14.7 acres in the Marina District approximately two miles from The Boardwalk. Trump Marina is approximately one-quarter mile from the H-Tract. Trump Marina consists of a 27-story hotel tower with 728 rooms, including 153 suites, 97 of which are "Crystal Tower" luxury suites, and contains approximately 75,900 square feet of gaming space. Trump Marina offers 2,167 slot machines, 92 table games, 8 restaurants, approximately 58,000 square feet of convention, ballroom and meeting space, a 9-story parking garage, which can accommodate approximately 3,000 cars, a 540-seat cabaret theater, two cocktail lounges, a swimming pool, tennis courts, a health club and a roof-top helipad. In addition, Trump Marina operates a 645-slip marina which is adjacent to the casino hotel. An elevated enclosed walkway connects Trump Marina to a two-story building which contains offices, a nautically themed retail store, a cocktail lounge and a 240-seat gourmet restaurant that overlooks the marina and the Atlantic City skyline. As a result of its high quality amenities, its exceptional customer service and its geographical location, Trump Marina distinguishes itself as a desirable alternative to the Atlantic City casinos located on The Boardwalk.

         MARKETING STRATEGY

         Management's recent retheming of Trump Marina is intended to build upon the casino's established customer base by attracting a younger crowd to the facility. In keeping with this initiative, management has aimed to differentiate Trump Marina from other Atlantic City casinos by offering contemporary entertainment attractions and introducing its current "Wild Side" marketing campaign. The "Wild Side" marketing program consists of a coordinated advertising, entertainment and marketing campaign that is geared toward a younger generation of patrons but will not exclude Trump Marina's established customer base. Management, which developed the "Wild Side" marketing program after careful study of the Atlantic City market, seeks to accomplish its goals via an advertising campaign with a fun and youthful appeal, as well as providing varied and extensive contemporary entertainment in the Grand Cayman Ballroom, "The Shell" (a cabaret style theater), "The Wave" (a night club), "The Deck" (for outdoor summertime entertainment) and large outdoor performances billed as "Rock the Dock" concerts.

         Service. By providing and maintaining a first-class facility and exceptional service, Trump Marina has earned the Five Star Diamond Award from the American Academy of Hospitality Sciences, the American Automobile Association's "Four Diamond" rating and a "Four Star" Mobil Travel Guide rating. Trump Marina provides a broadly diversified gaming and entertainment experience consistent with the "Trump" name and reputation for quality amenities and first-class service.

         Gaming Environment. To stay abreast of current gaming trends in Atlantic City, Trump Marina's management continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. A sophisticated computerized slot tracking and marketing system is employed to perform this analysis. This monitoring has confirmed a recent trend in the Atlantic City market towards fewer table games and more slot machines. For example, slot machine revenue for the Atlantic City market increased from 54.6% of the industry gaming revenue in 1988 to 70.8% of industry gaming revenue in 1998. Trump Marina experienced a similar increase, with slot revenue increasing from 52.5% of gaming revenue in 1988 to 71.4% of gaming revenue in 1998. In response to this trend, management devoted more of its casino floor space to slot machines between 1994 and 1998, and has replaced substantially all of its slot machines with newer machines. Trump Marina has also responded to this trend by introducing its Monte Carlo club for high-end slot players.

         "Comping" Strategy. In order to compete effectively with other Atlantic City casino hotels, Trump Marina offers complimentaries primarily to patrons with a demonstrated propensity to wager at Trump Marina. The policy at Trump Marina is to focus promotional activities, including complimentaries, on middle and upper middle market "drive-in" patrons who visit Atlantic City frequently and have proven to be the most profitable market segment. A patron's propensity to wager is determined by a review of the patron's prior gaming history at Trump Marina as well as other gaming establishments in Atlantic City. Each patron is analyzed to ensure that the patron's gaming activity, net of any complimentaries, is profitable to the Partnership.

         Entertainment and Special Events. Trump Marina pursues a coordinated program of headline entertainment and special events. Trump Marina offers headline entertainment approximately twenty times a year in its main ballroom, complimented by contemporary acts each weekend in the cabaret theater. As a part of its marketing plan, Trump Marina offers special events aimed at its core, middle and upper-middle market segments. Trump Marina also hosts special events on an invitation-only basis in an effort to attract existing targeted gaming patrons and build loyalty among these patrons. These special events include golf tournaments, theme parties and gaming tournaments. Headline entertainment is scheduled to complement these special events. In addition, as part of its "Wild Side" marketing campaign, Trump Marina features outdoor bands nightly (in season) as well as outdoor concerts promoted under the "Rock the Dock" theme. Recent performances have included the Beach Boys, the Atlantic City premiere of Van Halen, the artist formerly known as Prince, and comedian Chris Rock.

         Player Development and Casino Hosts. Trump Marina has contracts with sales representatives in New Jersey, New York and other states to promote the casino hotel. Trump Marina has sought to attract more middle market slot patrons, as well as premium players, through its "junket" marketing operations, which involve attracting groups of patrons by providing airfare, gifts and room accommodations. Player development personnel host special events, offer incentives and contact patrons directly in an effort to attract high-limit table game patrons.

         The casino hosts at Trump Marina assist table game patrons, and the slot sales representatives at Trump Marina assist slot patrons on the casino floor, make room and dinner reservations and provide general assistance. Slot sales representatives also solicit Marina Card (the frequent player identification slot card) sign-ups in order to increase Trump Marina's marketing base.

         Promotional Activities. The Marina Card constitutes a key element in the direct marketing program of Trump Marina. Slot machine players are encouraged to register for and utilize their personalized Marina Card to earn various complimentaries based upon their level of play. The Marina Card is inserted during play into a card reader attached to the slot machine for use in computerized rating systems. These computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced. Slot sales and management personnel are able to monitor the identity and location of the cardholder and the frequency and denomination of the cardholder's slot play. They also use this information to provide attentive service to the cardholder on the casino floor.

         Trump Marina designs promotional offers, conveyed via direct mail and telemarketing, to patrons expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Marina Card and on table wagering by the casino games supervisor. Trump Marina conducts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Such players tend to play at their own expense during "off-hours" of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at Trump Marina.

         Credit Policy. Historically, Trump Marina has extended credit on a discretionary basis to certain qualified patrons. Credit play, as a percentage of total dollars wagered, was approximately 31.4%, 32.4% and 30.1% for 1996, 1997 and 1998, respectively. As part of Trump Marina's business strategy, Trump Marina has imposed stricter standards on applications for new or additional credit. Trump Marina bases credit limits on each individual patron's creditworthiness, as determined by an examination of the following criteria: (i) checking each patron's personal checking account for current and average balances; (ii) performing a credit check on each domestic patron; and (iii) checking each patron's credit limits and indebtedness at all casinos in the United States as well as many island casinos. The above determination of a patron's continued creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Trump Marina deems a re-determination of credit worthiness is necessary. In addition, depositing of markers is regulated by the State of New Jersey. Markers in increments of $1,000 or less are deposited in a maximum of 7 days; markers of increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of over $5,001 are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at Trump Marina's discretion.

         Bus Program. Trump Marina has a bus program which transports approximately 725 gaming patrons per day during the week and 750 per day on the weekends. The Partnership's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Based on historical surveys, management has determined that gaming patrons who arrive by special charters as opposed to scheduled bus lines or who travel distances greater than 60 miles are more likely to create higher gaming revenue. Accordingly, Trump Marina's marketing efforts are focused on such bus patrons.

         TRUMP MARINA RETHEMING

         In 1997, Trump Marina completed a project to retheme the casino hotel with a nautical emphasis, targeting younger customers by offering contemporary entertainment attractions and emphasizing Trump Marina's energetic, lively atmosphere.

         EMPLOYEES AND LABOR RELATIONS

         As of December 31, 1998, the Partnership employed approximately 3,400 full and part-time employees, of whom approximately 1,200 were subject to collective bargaining agreements. The Partnership's collective bargaining agreement with Local No. 54 expires on September 15, 1999. Such agreement extends to approximately 900 employees. In addition, four other collective bargaining agreements, which expire in the year 2000, cover approximately 300 maintenance employees. The Partnership believes that its relationships with its employees are satisfactory. Funding and TCHI have no employees.

         Certain employees of the Partnership must be licensed by or registered with the New Jersey Casino Control Commission (the "CCC"), depending on the nature of the position held. Casino employees are subject to more stringent licensing requirements than non-casino employees, and must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and New Jersey residency. Such regulations have resulted in significant competition for employees who meet these requirements.

         HISTORICAL BACKGROUND

         General. Funding was incorporated under the laws of the State of New Jersey in May 1985 and is wholly owned by the Partnership. Funding was formed to serve as a financing corporation to raise funds as an agent of the Partnership. TCHI, the general partner of the Partnership, was incorporated under the laws of the State of New Jersey in April 1985, and is wholly owned by THCR Holdings. Since Funding and TCHI have no business operations, their ability to service their indebtedness is completely dependent upon funds they receive from the Partnership. Accordingly, the following discussion is related primarily to the Partnership and its operations.

         PIK Note Acquisition. On June 23, 1995, the Partnership entered into an agreement with Hamilton Partners, L.P. ("Hamilton") which granted the Partnership an option (the "Option") to acquire the Increasing Rate Subordinated Pay-in-Kind Notes due 2005 of Funding (the "PIK Notes") (which are currently subordinated to the New Senior Notes (as defined), the Working Capital Loan (as defined) and the Mortgage Notes (as defined)) owned by Hamilton (the "Option Agreement"). The Option was granted to the Partnership in consideration of $1.9 million of aggregate payments to Hamilton. The Option was exercisable at a price equal to 60% of the aggregate principal amount of the PIK Notes delivered by Hamilton, with accrued but unpaid interest, plus 100% of the PIK Notes issued to Hamilton as interest subsequent to June 23, 1995. Pursuant to the terms of the Option Agreement, upon the occurrence of certain events within 18 months of the time the Option is exercised, the Partnership was required to make an additional payment to Hamilton of up to 40% of the principal amount of the PIK Notes. On May 21, 1996, the Partnership assigned the Option to THCR Holdings, which, on that same date, exercised the Option and acquired approximately 90% of the then outstanding PIK Notes for approximately $38.7 million, in exchange for which THCR Holdings received an aggregate of approximately $59.3 million principal amount of PIK Notes.

         Castle Acquisition. On October 7, 1996, THCR Holdings acquired from Trump all of the outstanding equity of the Partnership. The following transactions were effected in connection with the Castle Acquisition:

         (i) Trump contributed to THCR Holdings his 61.5% equity interest in the Partnership, in consideration of which he received a 9.52854% limited partnership interest in THCR Holdings, exchangeable into 3,626,450 shares of THCR's Common Stock, par value $.01 per share (the "THCR Common Stock") (valuing each such share at $30.00 (the "THCR Stock Contribution Value"));

         (ii) TCI-II contributed to THCR Holdings its 37.5% equity interest in the Partnership in consideration of which it received a 5.81009% limited partnership interest in THCR Holdings, exchangeable into 2,211,250 shares of THCR Common Stock (valuing each such share at the THCR Stock Contribution Value); and

         (iii) THCR-TCHI Merger Corp., a Delaware corporation and a wholly owned subsidiary of THCR Holdings ("Castle Merger Sub"), merged (the "TCHI Merger") with and into TCHI (holder of a 1% equity interest in the Partnership) whereupon (x) each share of common stock of TCHI, par value $.01 per share (the "TCHI Common Stock"), outstanding immediately prior to the TCHI Merger was converted into the right to receive $.8845 in cash (the "TCHI Consideration") and each share of common stock of Castle Merger Sub was converted into the right to receive one share of common stock of the surviving corporation of the TCHI Merger and (y) each holder of the Castle Warrants issued under a warrant agreement, dated as of December 30, 1993, between TCHI and First Bank National Association, as warrant agent, became entitled to receive, for each former share of TCHI Common Stock for which each Castle Warrant was exercisable, an amount in cash equal to the TCHI Consideration.

         In the aggregate, Trump received (i) a limited partnership interest in THCR Holdings convertible into 5,837,700 shares of THCR Common Stock and (ii) $884,550 in cash. On October 7, 1996, the closing sale price of the THCR Common Stock on the New York Stock Exchange was $22.625 per share.

         As a result of the Castle Acquisition, on October 7, 1996, THCR's and Trump's beneficial equity interest in THCR Holdings was approximately 63.4% and 36.6%, respectively, and Trump's beneficial equity interest in THCR Holdings was exchangeable into 13,918,723 shares of THCR Common Stock. The Castle Acquisition was approved by the stockholders of THCR on September 30, 1996.

         April 1998 Refinancing. On April 17, 1998, Funding refinanced a portion of the Partnership's outstanding debt, on a consolidated basis, consisting of $38 million outstanding on a term loan with a bank (the "Term Loan") and its 11 1/2% Senior Secured Notes due 2000 (the "Old Senior Notes") by issuing
10 1/4% Senior Secured Notes due 2003 (the "New Senior Notes"). The proceeds from the issuance of the New Senior Notes were used to redeem all of the issued and outstanding Old Senior Notes at 100% of their principal amount and to repay the Term Loan in full. In conjunction with this refinancing, TCHI obtained a working capital credit facility (the "Working Capital Loan"). Both the New Senior Notes and the Working Capital Loan are guaranteed by the Partnership. The New Senior Notes have an outstanding principal amount of $62,000,000, bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October and mature on April 30, 2003. The Working Capital Loan has an outstanding principal amount of $5,000,000, bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October and matures on April 30 , 2003.

TRADEMARK/LICENSING

         Subject to certain restrictions, THCR has the exclusive right to use the "Trump" name and likeness in connection with gaming and related activities (the "License") pursuant to a trademark license agreement between Trump and THCR (the "License Agreement"). Pursuant to the License Agreement, Trump granted to THCR the world-wide right and license to use the names "Trump," "Donald Trump" and "Donald J. Trump" (including variations thereon, the "Trump Names") and related intellectual property rights (collectively, the "Marks") in connection with casino and gaming activities and related services and products. The License Agreement does not restrict or restrain Trump from the right to use or further license the Trump Names in connection with services and products other than casino services and products.

         The License is for a term of the later of: (i) June 2015; (ii) such time as Trump and his affiliates no longer hold a 15% or greater voting interest in THCR; or (iii) such time as Trump ceases to be employed or retained pursuant to an employment, management, consulting or similar services agreement with THCR. Upon expiration of the term of the License, Trump will grant THCR a non-exclusive license for a reasonable period of transition on terms to be mutually agreed upon between Trump and THCR. Trump's obligations under the License Agreement are secured by a security agreement (the "Trademark Security Agreement"), pursuant to which Trump granted THCR a first priority security interest in the Marks for use in connection with casino services, as well as related hotel, bar and restaurant services.

CERTAIN INDEBTEDNESS OF THE PARTNERSHIP

         The Mortgage Notes bear interest, payable semi-annually in cash, at 11 3/4% and mature on November 15, 2003 (the "Mortgage Notes"). The Mortgage Notes may be redeemed at Funding's option at a specified percentage of the principal amount commencing in 1998.

         The Mortgage Notes are secured by a promissory note of the Partnership to Funding (the "Partnership Note") in an amount and with payment terms necessary to service the Mortgage Notes. The Partnership Note is secured by a mortgage on Trump Marina and substantially all of the other assets of the Partnership. The Partnership Note has been assigned by Funding to the trustee of the indenture under which the Mortgage Notes were issued to secure the repayment of the Mortgage Notes. In addition, the Partnership has guaranteed the payment of the Mortgage Notes (the "Guaranty"), which is secured by a mortgage on Trump Marina and substantially all of the assets of the Partnership. The Partnership Note and the Guaranty are expressly subordinated to the indebtedness of the New Senior Notes and the Working Capital Loan (collectively, the "Senior Indebtedness") and the liens of the mortgages securing the Partnership Note and the Guaranty are subordinate to the liens securing the Senior Indebtedness.

         The PIK Notes bear interest payable, at Funding's option in whole or in part in cash and through the issuance of additional PIK Notes, semi-annually at the rate of 7% through September 30, 1994 and 13 7/8% through November 15, 2003. After November 15, 2003, interest on the PIK Notes is payable in cash at the rate of 13 7/8%. The PIK Notes mature on November 15, 2005. The PIK Notes may be redeemed at Funding's option at 100% of the principal amount under certain conditions, as described in the indenture governing the PIK Notes, and are required to be redeemed from a specified percentage of any equity offering which includes the Partnership. Interest has been accrued using the effective interest method. On May 15, 1998 and November 15, 1998, the semi-annual interest payments of $5.6 million and $6.0 million, respectively, were paid by the issuance of additional PIK Notes.

         The PIK Notes are secured by a subordinated promissory note of the Partnership to Funding (the "Subordinated Partnership Note"), which has been assigned to the trustee for the PIK Notes, and the Partnership has issued a subordinated guaranty (the "Subordinated Guaranty") of the PIK Notes. The Subordinated Partnership Note and the Subordinated Guaranty are expressly subordinated to the Senior Indebtedness, the Partnership Note and the Guaranty.

         The New Senior Notes bear interest, payable semi-annually in cash, at 10 1/4% and mature on April 30, 2003. Similar to the Mortgage Notes, the New Senior Notes are secured by an assignment of a promissory note of the Partnership (the "Senior Partnership Note") which is in turn secured by a mortgage on Trump Marina and substantially all of the other assets of the Partnership. The Partnership has guaranteed the payment of the New Senior Notes (the "Senior Guaranty"), which Senior Guaranty is secured by a mortgage on Trump Marina and substantially all of the assets of the Partnership. The Partnership has also guaranteed the payment of the Working

Capital Loan (the "TCHI Guaranty"), which TCHI Guaranty is secured by a mortgage on Trump Marina and substantially all of the assets of the Partnership.

         The terms of the Notes, the Mortgage Notes and the PIK Notes include limitations on the amount of additional indebtedness the Partnership may incur, distributions of the Partnership's capital, investments and other business activities.

ATLANTIC CITY MARKET

         The Atlantic City Market has demonstrated continued growth despite the recent proliferation of new gaming venues across the country. The 12 casino hotels in Atlantic City generated approximately $4.05 billion in gaming revenues in 1998, an approximately 3.3% increase over 1997 gaming revenues of approximately $3.91 billion. From 1992 to 1998, total gaming revenues in Atlantic City have increased approximately 25.8%, while hotel rooms increased by 34.0% during that period. Although total visitor volume to Atlantic City remained relatively constant in 1998, the volume of bus customers increased to
9.9 million in 1998, still representing a decline from 11.7 million in 1991. The volume of customers traveling by other means to Atlantic City has grown from
20.4 million in 1992 to 24.4 million in 1998.

         Casino revenue growth in Atlantic City has lagged behind that of other traditional gaming markets, principally Las Vegas, for the last five years. Management believes that this relatively slower growth is primarily attributable to two key factors. First, there were no significant additions to hotel capacity in Atlantic City until 1996. Las Vegas visitor volumes have increased, in part, due to the continued addition of new hotel capacity. Both markets have exhibited a strong correlation between hotel room inventory and total casino revenues. Secondly, the regulatory environment and infrastructure problems in Atlantic City have made it more difficult and costly to operate. Total regulatory costs and tax levies in New Jersey have exceeded those in Nevada since inception, and there is generally a higher level of regulatory oversight in New Jersey than in Nevada. The infrastructure problems, manifested by impaired accessibility of the casinos, downtown Atlantic City congestion and the condition of the areas surrounding the casinos have made Atlantic City less attractive to the gaming customer.

         Total Atlantic City slot revenues increased 3.9% in 1998 from 1997, continuing a trend of increases over the past six years. From 1992 through 1998, slot revenue growth in Atlantic City has averaged 5.6% per year. Total table game revenue increased 2.1% in 1998, while table game revenue from 1992 to 1998 has increased on average 1.0% per year. Management believes the slow growth in table game revenue is primarily attributable to two factors. First, the slot product has been significantly improved over the last five years. Bill acceptors, new slot machines, video poker and blackjack and other improvements have increased the popularity of slot play among a wider universe of casino patrons. Casino operators in Atlantic City have added slot machines in favor of table games due to increased public acceptance of slot play and due to slot machines' comparatively higher profitability as a result of lower labor and support costs. Since 1992, the number of slot machines in Atlantic City has increased by 58.8%, while the number of table games has increased by 6.4%. Slot revenues increased from 66% of total casino revenues in 1992 to 69.8% in 1998. The second reason for historic slow growth in table game revenue is that table game players are typically higher end players and are more likely to be interested in overnight stays and other amenities. During peak season and weekends, room availability in Atlantic City is currently inadequate to meet demand, making it difficult for casino operators to aggressively promote table play.

         The regulatory environment in Atlantic City has improved over the past several years. Most significantly, 24-hour gaming has been approved, poker and keno have been added and regulatory burdens have been reduced. In particular, comprehensive amendments to New Jersey gaming laws were made in January 1995, which have eliminated duplicative regulatory oversight and channeled a certain portion of operator's funds through 2003 from regulatory support into uses of the New Jersey Casino Reinvestment Development Authority (the "CRDA"). Administrative costs of regulation will be reduced while increasing funds will be available for new development in Atlantic City. In addition, in 1994, legislation was enacted which eliminated the requirement that a casino consist of a "single room" in a casino hotel. A casino may now consist of "one or more locations or rooms" approved by the CCC for casino gaming.

         Atlantic City's new convention center, with approximately 500,000 square feet of exhibit and pre-function space, 45 meeting rooms, food-service facilities and a 1,600-car underground parking garage, is the largest exhibition space between New York City and Washington, D.C. It is located at the base of the Atlantic City Expressway and opened in May 1997. Atlantic City's old convention center is located on The Boardwalk, physically connected to the Trump Plaza Hotel and Casino ("Trump Plaza") and owned by the New Jersey Sports and Exposition Authority (the "NJSEA"). Its East Hall, which was completed in 1929 and is listed on the National Register of Historic Places, will, with funding approved by the CRDA, in February 1999, undergo a $72 million renovation to be completed by the summer of 2001. These improvements, while preserving the historic features of this landmark, will convert it into a modern special events venue and will include new seating for 10,000 to 14,000 in its main auditorium, and new lighting, sound and television-ready wiring systems. Construction will halt in both September 1999 and September 2000 to avoid disrupting the Miss America Pageant presentations during those years.

         In addition to the planned casino expansions, major infrastructure improvements have been completed. The CRDA oversaw the development of the $88 million "Grand Boulevard" corridor that links the new convention center with The Boardwalk. The project was completed in early 1998. Furthermore, as set forth in a November 1998 agreement with the CRDA, a $20.8 million beautification project is now in progress for the five block Virginia and Maryland Avenue corridors which connect the thirty acre Boardwalk site of the Trump Taj Mahal Casino Resort (the "Taj Mahal") to Absecon Boulevard (Route 30), one of Atlantic City's principal access roadways. This comprehensive project includes the repair, resurfacing and resignalizing of these roads and the installation of new roadside lighting, the acquisition and demolition of deteriorated structures on Virginia Avenue and, to a lesser extent, Maryland Avenue, and the installation and maintenance of roadside landscaping on those sites, the construction of a twenty-two unit subdivision of two-story, single unit and duplex residences which will front on opposing sides of Virginia Avenue, and the improvement of the exterior facades of selected Virginia Avenue and other structures, with consents of the owners, to achieve a harmony and continuity of design among closely proximate properties. Construction of the roadway and housing elements of this project is expected to commence during or about the summer of 1999.

         Management believes that these gaming regulatory reforms will serve to permit future reductions in operating expenses of casinos in Atlantic City and to increase the funds available for additional infrastructure development through the CRDA. Due principally to an improved regulatory environment, general improvement of economic conditions and high occupancy rates, significant investment in the Atlantic City Market has been initiated and/or announced. Management believes that these increases in hotel capacity, together with infrastructure improvements, will be instrumental in stimulating future revenue growth in the Atlantic City Market. See "-Competition."

COMPETITION

         Atlantic City. Competition in the Atlantic City Market is intense. Trump Marina competes with other casino hotels located in Atlantic City, including the Trump Plaza and the Taj Mahal which are under the common ownership of THCR Holdings. At present, there are 12 casino hotels located in Atlantic City, including Trump Marina, Trump Plaza and the Taj Mahal, all of which compete for patrons. Trump Marina primarily competes with other Atlantic City casinos by, among other things, providing superior products and facilities, premier locations, name recognition and targeted marketing strategies. In addition, there are several sites on The Boardwalk and in the Marina District on which casino hotels could be built in the future and various applications for casino licenses have been filed and announcements with respect thereto made from time to time (including a casino resort joint venture (the "Mirage Joint Venture") between Mirage and the Boyd Gaming Corporation to be built in the Marina District which will contain 1,200 rooms and is scheduled to be completed in the spring of 2002, and a casino resort by MGM Grand, Inc. to be built on The Boardwalk after MGM Grand, Inc. purchases the land chosen as the site for the casino resort). Although management is not aware of any current construction on such sites by third parties, infrastructure improvements in the area have begun. Mirage intends to build a casino resort called Le Jardin which will contain 3,500-4,000 rooms and will be linked to the resort created as a result of the Mirage Joint Venture. Substantial new expansion and development activity has recently been completed or has been announced in Atlantic City, including the expansion at Harrah's, Hilton, Caesar's, Resorts,

Tropicana and Bally's Wild West Casino, which intensifies competitive pressures in the Atlantic City Market. While management believes that the addition of hotel capacity would be beneficial to the Atlantic City Market generally, there can be no assurance that such expansion would not be materially disadvantageous to Trump Marina. There also can be no assurance that the Atlantic City development projects which are planned or are underway will be completed.

         Trump Marina also competes, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a lesser extent, Trump Marina faces competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, South Dakota, Ontario (Windsor and Niagara Falls), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. In September 1995, New York introduced a keno lottery game, which is played on video terminals that have been set up in approximately 1,800 bars, restaurants and bowling alleys across the state. Bay Cruises is operating a gambling cruise ship where patrons are taken from a pier in Sheepshead Bay in Brooklyn, New York to international waters to gamble. In September 1997, another gambling cruise ship was launched off the coast of Montauk, New York. On April 24, 1998, Freeport Casino Cruises began operating a gambling ship in Long Island, New York. Manhattan Cruises, a company offering gambling cruises departing from Manhattan, New York City since January 28, 1998, suspended operations in early May 1998, but has announced plans to resume operations shortly. Other companies (including South Shore Cruise Lines, President Casino and Circle Line) are currently seeking permission to operate similar cruises in the New York City area. On December 5, 1997, the mayor of New York City proposed the construction of a casino on Governors Island, located in the middle of New York Harbor; however, the proposal would require an amendment to the New York State Constitution and the sale of the island to New York by the federal government. In Delaware, a total of approximately 2,600 slot machines were installed at three horse racetracks in 1996. Initial legislation allowed a maximum of 1,000 slot machines at each of the three racetracks. In 1998, the Delaware legislature approved a bill which would more than double the number of slot machines allowed at the three racetracks. At the end of 1998, there was a total of approximately 3,000 slot machines installed and the additional approved machines have become operational during the first quarter of 1999. West Virginia also permits slot machines at racetracks, and track owners in several other states, including Maryland and Pennsylvania, are seeking to do the same. In December 1996, the temporary Casino Niagara opened in Niagara Falls, Ontario. Ontario officials expect that two-thirds of Casino Niagara's patrons will come from the United States, predominantly from western New York. In February 1998, the Ontario Casino Commission designated a consortium whose principal investor is Hyatt Hotels Corporation as the preferred developer of the permanent Casino Niagara. Moreover, Trump Marina may also face competition from various forms of internet gambling.

         In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, Trump Marina competes directly with Trump Plaza and the Taj Mahal for gaming patrons.

         Other Competition. In addition, Trump Marina faces competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act ("IGRA"), which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including Trump Marina. In March 1996, the United States Supreme Court struck down a provision of IGRA which allowed Native American tribes to sue states in federal court for failing to negotiate gaming compacts in good faith. Management cannot predict the impact of this decision on the ability of Native American tribes to negotiate compacts with states.

         In 1991, the Mashantucket Pequot Nation opened Foxwoods, a casino facility in Ledyard, Connecticut, located in the far eastern portion of such state, an approximately three-hour drive from New York City and an approximately two and one- half hour drive from Boston, which currently offers 24-hour gaming and contains approximately 6,000 slot machines. An expansion at Foxwoods, completed in April 1998, includes additional hotel rooms, restaurants and retail stores. A high-speed ferry operates seasonally between New York City and Foxwoods. The Mashantucket Pequot Nation has also announced plans for a high-speed train linking Foxwoods to the interstate highway and an airport outside Providence, Rhode Island. In addition, in October 1996, the Mohegan Nation opened the Mohegan Sun Resort in Uncasville, Connecticut, located 10 miles from Foxwoods. Developed by Sun International Hotels, Ltd., the Mohegan Sun Resort has 3,000 slot machines. The Mohegan Nation has announced plans for an expansion of the casino facilities and the construction of a hotel, convention center and entertainment center to be completed in the fall of 2001. In addition, the Eastern Pequots are seeking formal recognition as a Native American tribe for the purpose of opening a casino in the North Stonington area. There can be no assurance that any continued expansion of gaming operations of the Mashantucket Pequot Nation, the gaming operations of the Mohegan Nation or the commencement of gaming operations by the Eastern Pequots would not have a materially adverse impact on the operations of Trump Marina.

         A group in Cumberland County, New Jersey calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Bureau of Indian Affairs seeking formal federal recognition as a Native American tribe. In March 1998, the Oklahoma-based Lenape/Delaware Indian Nation, which originated in New Jersey and already has federal recognition, filed a lawsuit against the city of Wildwood claiming that the city is built on ancestral land. The city of Wildwood, which has supported the plan to build a casino, has entered settlement negotiations, offering to deed municipal land to the tribe. The plan, which is opposed by the State of New Jersey, required state and federal approval. In early 1999, however, the Delaware Indian Nation's lawsuit was dismissed. In July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming and electronic gaming systems, but without slot machines, near Syracuse, New York. The Oneida Nation opened a hotel in October 1997 that included expanded gaming facilities, and has constructed a golf course and convention center. Representatives of the St. Regis Mohawk Nation signed a gaming compact with New York State officials for the opening of a casino, without slot machines, in the northern portion of the state close to the Canadian border. The St. Regis Mohawks have also announced their intent to open a casino at the Monticello Race Track in the Catskill Mountains region of New York; however, any Native American gaming operation in the Catskills is subject to the approval of the Governor of New York. The Seneca Nation plans to negotiate with New York State to open a casino in Western New York; however, the proposed casino would be subject to the purchase of additional property that is declared reservation territory by the federal government. The Narragansett Nation of Rhode Island, which has federal recognition, is seeking to open a casino in Rhode Island. The Aquinnah Wampanoag Tribe is seeking to open a casino in Massachusetts. Other Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City.

         State Legislation. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including New York and Pennsylvania. Several states are considering or have approved large scale land-based casinos. Additionally, since 1993, the gaming space in Las Vegas has expanded significantly, with additional capacity planned and currently under construction. The operations of Trump Marina could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Northeast. In December 1993, the Rhode Island Lottery Commission approved the addition of slot machine games on video terminals at Lincoln Greyhound Park and Newport Jai Alai, where poker and blackjack have been offered for over two years. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. On November 17, 1995, a proposal to allow casino gaming in Bridgeport, Connecticut was voted down by that state's Senate. On June 18, 1998, the New York State Senate and General Assembly failed to enact a constitutional amendment to legalize casino gambling in certain areas of New York State, effectively postponing any referendum to authorize such a constitutional amendment until not earlier than November 2001. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Philadelphia, Pennsylvania. In February 1999, the Pennsylvania State General Assembly approved a bill allowing in May 1999 a non-binding public referendum on a variety of legalized gaming issues including riverboats, video poker in taverns and slot machines at racetracks, but the Pennsylvania State Senate failed to enact the General Assembly Bill. In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. Management is unable to predict whether any such legislation, in New Jersey, Indiana, Illinois or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on Trump Marina.

GAMING AND OTHER LAWS AND REGULATIONS

         The following is only a summary of the applicable provisions of the Casino Control Act and certain other laws and regulations. It does not purport to be a full description thereof and is qualified in its entirety by reference to the Casino Control Act and such other laws and regulations.

         NEW JERSEY GAMING REGULATIONS

         In general, the New Jersey Casino Control Act (the "Casino Control Act") and its implementing regulations contain detailed provisions concerning, among other things: the granting and renewal of casino licenses; the suitability of the approved hotel facility, and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing of certain employees and vendors of casino licensees; the rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforceability of gaming debts; management control procedures, accounting and cash control methods and reports to gaming agencies; the security standards; the manufacture and distribution of gaming equipment; the simulcasting of horse races by casino licensees; equal employment opportunities for employees of casino operators, contractors of casino facilities and others; and advertising, entertainment and alcoholic beverages.

         Casino Control Commission. The ownership and operations of casino/hotel facilities in Atlantic City are the subject of strict state regulation under the Casino Control Act. The CCC is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies and any other related entity required to be qualified ("CCC Regulations").

         Operating Licenses. In June 1995, the CCC renewed the Partnership's casino license and approved Trump as a natural person qualifier through May 1999. This license is not transferable and its renewal will include a financial review of the Partnership. Upon revocation, suspension for more than 120 days or failure to renew a casino license, the Casino Control Act provides for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances. Timely applications have been filed for renewal of the Plaza Associates, Taj Associates, TCS and the Partnership's casino licenses, and a petition has been filed with the CCC seeking consolidation of the hearings on the casino license renewals. It is anticipated that the CCC will act favorably on the petition seeking consolidation of the license renewal hearings, and extend the casino licenses, allowing for a consolidated hearing on the license renewals to be conducted in June 1999.

         Casino License. No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license includes its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino license currently held by the Partnership is renewable for periods of up to four years.

The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the Division of Gaming Enforcement (the "Division").

         Each casino license entitles the holder to operate one casino. Further, no person may be the holder of a casino license if the holding of such license will result in undue economic contraction in Atlantic City casino operations by that person. On May 17, 1995, the CCC adopted a regulation defining the criteria for determining undue economic concentration which codifies the content of existing CCC precedent with respect to the subject.

         To be considered financially stable, a licensee must demonstrate the following ability: to pay winning wagers when due; to achieve an annual gross operating profit; to pay all local, state and federal taxes when due; to make necessary capital and maintenance expenditures to insure that it has a superior first-class facility; and to pay, exchange, refinance or extend debts which will mature or become due and payable during the license term.

         In the event a licensee fails to demonstrate financial stability, the CCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including: issuing conditional licenses; approvals or determinations; establishing an appropriate cure period; imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liability; requiring reasonable reserves or trust accounts; denying licensure; or appointing a conservator. See "-Conservatorship."

         Management believes that it has adequate financial resources to meet the financial stability requirements of the CCC for the foreseeable future.

         Pursuant to the Casino Control Act, CCC Regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee.

         Control Persons. An entity qualifier or intermediary or holding company, such as Funding, is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the Division, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards so long as the CCC and the Director of the Division are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding five percent or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

         Financial Sources. The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bear any relation to any casino project, including holders of publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee (a "Regulated Company"), to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than 15% of the Mortgage Notes and the PIK Notes so long as the bonds remained widely distributed and freely traded in the public market and the holder had no ability to control the casino licensee. The CCC has, in the past, ruled that the publicity-traded Mortgage Notes and PIK Notes are widely-distributed and freely-traded in the public market. The

CCC may require holders of less than 15% of a series of debt to qualify as financial sources even if not active in the management of the issuer or the casino licensee.

         Institutional Investors. An institutional investor ("Institutional Investor") is defined by the Casino Control Act as any retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees; any investment company registered under the Investment Company Act of 1940, as amended; any collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; any closed end investment trust; any chartered or licensed life insurance company or property and casualty insurance company; any banking and other chartered or licensed lending institution; any investment advisor registered under the Investment Advisers Act of 1940, as amended; and such other persons as the CCC may determine for reasons consistent with the policies of the Casino Control Act.

         An Institutional Investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division that there is any cause to believe that the holder may be found unqualified, on the basis of CCC findings that: (i) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (ii) if (x) the securities are debt securities of a casino licensee's holding or intermediary companies or another subsidiary company of the casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20% or less of the total outstanding debt of the company or (B) 50% or less of any issue of outstanding debt of the company, (y) the securities are equity securities and represent less than 10% of the equity securities of a casino licensee's holding or intermediary companies or (z) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an Institutional Investor may be required to produce for the CCC or the Antitrust Division of the Department of Justice upon request, any document or information which bears any relation to such debt or equity securities.

         Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of and no intention of influencing or affecting, the affairs of the issuer, the casino licensee or any affiliate; and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application. See "-Interim Casino Authorization."

         Ownership and Transfer of Securities. The Casino Control Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a Regulated Company, and defines the term "security" to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes and warrants. Currently, each of Funding and the Partnership is deemed to be a Regulated Company, and instruments evidencing a beneficial ownership or creditor interest therein, including partnership interest, are deemed to be the securities of a Regulated Company.

         If the CCC finds that a holder of such securities is not qualified under the Casino Control Act, it has the right to take any remedial action it may deem appropriate, including the right to force divestiture by such disqualified holder of such securities. In the event that certain disqualified holders fail to divest themselves of such securities, the CCC has the power to revoke or suspend the casino license affiliated with the Regulated Company which issued the securities. If a holder is found unqualified, it is unlawful for the holder (i) to exercise, directly or through any trustee or nominee, any right conferred by such securities or (ii) to receive any dividends or interest upon any such securities or any remuneration, in any form, from its affiliated casino licensee for services rendered or otherwise.

         With respect to non-publicly-traded securities, the Casino Control Act and CCC Regulations require that the corporate charter or partnership agreement of a Regulated Company establish a right in the CCC of prior approval with regard to transfers of securities, shares and other interests and an absolute right in the Regulated Company to repurchase at the market price or the purchase price, whichever is the lesser, any such security, share, or other interest in the event that the CCC disapproves a transfer. With respect to the publicly-traded securities, such corporate charter or partnership agreement is required to establish that any such securities of the entity are held subject to the condition that, if a holder thereof is found to be disqualified by the CCC, such holder shall dispose of such securities.

         Under the terms of the indentures pursuant to which the New Senior Notes, the Mortgage Notes and the PIK Notes were issued, if a holder of such securities does not qualify under the Casino Control Act when required to do so, such holder must dispose of its interest in such securities and the Partnership and Funding may redeem the securities at the lesser of the outstanding amount or fair market value.

         Interim Casino Authorization. Interim casino authorization is a process which permits a person who enters into a contract to obtain property relating to a casino operation or who obtains publicly-traded securities relating to a casino licensee to close on the contract or own the securities until plenary licensure or qualification. During the period of interim casino authorization, the property relating to the casino operation or the securities is held in trust.

         Whenever any person enters into a contract to transfer any property which relates to an ongoing casino operation, including a security of the casino licensee or a holding or intermediary company or entity qualifier, under circumstances which would require that the transferee obtain licensure or be qualified under the Casino Control Act, and that person is not already licensed or qualified, the transferee is required to apply for interim casino authorization. Furthermore, except as set forth below with respect to publicly-traded securities, the closing or settlement date in the contract at issue may not be earlier than the 121st day after the submission of a complete application for licensure or qualification together with a fully executed trust agreement in a form approved by the CCC. If, after the report of the Division and a hearing by the CCC, the CCC grants interim authorization, the property will be subject to a trust. If the CCC denies interim authorization, the contract may not close or settle until the CCC makes a determination on the qualifications of the applicant. If the CCC denies qualification, the contract will be terminated for all purposes and there will be no liability on the part of the transferor.

         If, as a result of a transfer of publicly-traded securities of a licensee, a holding or intermediary company or entity qualifier of a licensee, or a financing entity of a licensee, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification. The application must include a fully executed trust agreement in a form approved by the CCC or, in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require in order to remove the need to qualify.

         The CCC may grant interim casino authorization where it finds by clear and convincing evidence that: (i) statements of compliance have been issued pursuant to the Casino Control Act; (ii) the casino hotel is an approved hotel in accordance with the Casino Control Act; (iii) the trustee satisfies qualification criteria applicable to key casino employees, except for residency; and (iv) interim operation will best serve the interest of the public.

         When the CCC finds the applicant qualified, the trust will terminate. If the CCC denies qualification to a person who has received interim casino authorization, the trustee is required to endeavor, and is authorized, to sell, assign, convey or otherwise dispose of the property subject to the trust to such persons who are licensed or qualified or shall themselves obtain interim casino authorization.

         Where a holder of publicly-traded securities is required, in applying for qualifications as a financial source or qualifier, to transfer such securities to a trust in application for interim casino authorization and the CCC thereafter orders that the trust become operative: (i) during the time the trust is operative, the holder may not participate in the earnings of the casino hotel or receive any return on its investment or debt security holdings; and
(ii) after disposition, if any, of the securities by the trustee, proceeds distributed to the unqualified holder may not exceed the lower of their actual cost to the unqualified holder or their value calculated as if the investment had been made on the date the trust became operative.

         Approved Hotel Facilities. The CCC may permit an existing licensee, such as the Partnership, to increase its casino space if the licensee agrees to add a prescribed number of qualifying sleeping units within two years after the commencement of gaming operations in the additional casino space. However, if the casino licensee does not fulfill such agreement due to conditions within its control, the licensee will be required to close the additional casino space, or any portion thereof that the CCC determines should be closed.

         Persons who are parties to the lease for an approved hotel building or who have an agreement to lease a building which may in the judgment of the CCC become an approved hotel building are required to hold a casino license unless the CCC, with the concurrence of the Attorney General of the State of New Jersey, determines that such persons do not have the ability to exercise significant control over the building or the operation of the casino therein.

         Unless otherwise determined by the CCC, agreements to lease an approved hotel building or the land under the building must be for durational term exceeding 30 years, must concern 100% of the entire approved hotel building or the land upon which it is located and include a buy-out provision conferring upon the lessee the absolute right to purchase the lessor's entire interest for a fixed sum in the event that the lessor is found by the CCC to be unsuitable.

         Agreement for Management of Casino. Each party to an agreement for the management of a casino is required to hold a casino license, and the party who is to manage the casino must own at lease 10% of all the outstanding equity securities of the casino licensee. Such an agreement shall: (i) provide for the complete management of the casino; (ii) provide for the unrestricted power to direct the casino operations; and (iii) provide for a term long enough to ensure the reasonable continuity, stability and independence and management of the casino.

         License Fees. The CCC is authorized to establish annual fees for the renewal of casino licenses. The renewal fee is based upon the cost of maintaining control and regulatory activities prescribed by the Casino Control Act, and may not be less than $200,000 for a four-year casino license. Additionally, casino licensees are subject to potential assessments to fund any annual operating deficits incurred by the CCC or the Division. There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino.

         Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the years ended December 31, 1996, 1997 and 1998, the Partnership's gross revenue tax was approximately $19.9 million, $21.1 million and $21.1 million, respectively, and its license, investigation and other fees and assessments totaled approximately $4.0 million, $3.5 million and $3.7 million, respectively.

         Investment Alternative Tax Obligations. An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 30 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three-month period. Investment tax credits may be obtained by making qualified investments or by the purchase of bonds issued by the CRDA ("CRDA Bonds"). CRDA Bonds may have terms as long as 50 years and bear interest at below market rates, resulting in a value lower than the face value of such CRDA Bonds.

         For the first ten years of its tax obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of the CRDA Bonds issued to the licensee. Thereafter, the licensee (i) is entitled to an investment tax credit in an amount equal to twice the purchase price of such CRDA Bonds or twice the amount of its investments authorized in lieu of such bond investments or made in projects designed as eligible by the CRDA and (ii) has the option of entering into a contract with the CRDA to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50% of its eligible tax credit in any one year.

         From the monies made available to the CRDA, the CRDA was required to set aside $175 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms. These monies were used to fund up to 27% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, a portion of which has been required to be available with respect to the new Atlantic City Convention Center.

         Minimum Casino Parking Charges. As of July 1, 1993, each casino licensee was required to pay the New Jersey State Treasurer a $1.50 charge for every use of a parking space for the purpose of parking motor vehicles in a parking facility owned or leased by a casino licensee or by any person on behalf of a casino licensee. This amount is paid into a special fund established and held by the New Jersey State Treasurer for the exclusive use of the CRDA. The Partnership currently charges its parking patrons $2.00 in order to make its required payments to the New Jersey State Treasurer and cover related expenses. Amounts in the special fund will be expended by the CRDA for eligible projects in the corridor region of Atlantic City related to improving the highways, roads, infrastructure, traffic regulation and public safety of Atlantic City or otherwise necessary or useful to the economic development and redevelopment of Atlantic City in this regard.

         Atlantic City Fund. On each October 31 during the years 1996 through 2003, each casino licensee shall pay into an account established in the CRDA and known as the Atlantic City Fund, its proportional share of an amount related to the amount by which annual operating expenses of the CCC and the Division are less than a certain fixed sum. Additionally, a portion of the investment alternative tax obligation of each casino licensee for the years 1994 through 1998 allocated for projects in northern New Jersey shall be paid into and credited to the Atlantic City Fund. Amounts in the Atlantic City Fund will be expended by the CRDA for economic development projects of a revenue producing nature that foster the redevelopment of Atlantic City other than the construction and renovation of casino hotels.

         Conservatorship. If, at any time, it is determined that TCHI, Funding, the Partnership or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If the Partnership's license is suspended for a period in excess of 120 days or is revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate or dispose of the Partnership's casino hotel facilities. A conservator would be vested with title to all property of the Partnership relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving, and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee. Such events could result in an event of default under the indentures pursuant to which the Senior Notes, the Mortgage Notes and the PIK Notes were issued.

         Qualification of Employees. Certain employees of the Partnership must be licensed by or registered with the CCC, depending on the nature of the position held. Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, integrity and responsibility, good character, honesty and integrity, business ability and casino experience and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees.

         Gaming Credit. The Partnership's casino games are conducted on a credit as well as a cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated.

         Control Procedures. Gaming at Trump Marina is conducted by trained and supervised personnel. The Partnership employs extensive security and internal controls. Security checks are make to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video cameras to monitor the casino floor and money counting areas. The count of moneys from gaming is also observed daily by representatives of the CCC.

         OTHER LAWS AND REGULATIONS

         The United States Department of the Treasury (the "Treasury") has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal, exchange of currency, gambling tokens or chips, or other payments or transfers by, through or to such casino which involves a transaction in currency of more than $10,000 per patron, per gaming day. Such reports are required to be made on forms prescribed by the Secretary of the Treasury and are filed with the Internal Revenue Service (the "Service"). In addition, the Partnership is required to maintain detailed records (including the names, addresses, social security numbers and other information with respect to its gaming customers) dealing with, among other items, the deposit and withdrawal of funds and the maintenance of a line of credit.

         In the past, the Service had taken the position that gaming winnings from the table games by nonresident aliens were subject to a 30% withholding tax. The Service, however, subsequently adopted a practice of not collecting such tax. Recently enacted legislation exempts from withholding tax table game winnings by nonresident aliens, unless the Secretary of the Treasury determines by regulation that such collections have become administratively feasible.

         The Partnership is subject to other federal, state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages in the State of New Jersey as well as in other jurisdictions. Management believes all required licenses and permits necessary to conduct its business have been obtained for operations in New Jersey.

ITEM 2.    PROPERTIES.

         The Casino Parcel. Trump Marina is located in the Marina District on an approximately 14.7 acre triangular-shaped parcel of land, which is owned by the Partnership in fee, located at the intersection of Huron Avenue and Brigantine Boulevard directly across from the marina, approximately two miles from The Boardwalk.

         Trump Marina has approximately 75,900 square-feet of gaming space which accommodates 92 table games, 2,167 slot machines and race simulcasting facilities. In addition to the casino, Trump Marina consists of a 27-story hotel with 728 guest rooms, including 153 suites, of which 97 are "Crystal Tower" luxury suites. Renovation of 210, 90 and 64 of the guest rooms was completed in 1996, 1997 and 1998, respectively. The facility also offers eight restaurants, 540-seat cabaret theater, two cocktail lounges, 58,000 square-feet of convention, ballroom and meeting space, a swimming pool, tennis courts and a sports and health club facility. Trump Marina has been designed so that it can be enlarged in phases into a facility containing 2,000 rooms and a 1,600-seat cabaret theater. Trump Marina also has a nine-story garage providing on-site parking for approximately 3,000 vehicles and a helipad which is located atop the parking garage, making Trump Marina the only Atlantic City casino with access by land, sea and air.

         Between 1994 and 1998, management replaced substantially all of its slot machines with newer more popular models and upgraded its computerized slot tracking and slot marketing system. During 1997 the property was rethemed with a nautical emphasis and renamed Trump Marina. In 1994, management completed a 3,000 square-foot expansion to its casino which enabled Trump Marina to accommodate the addition of simulcast race track wagering and expended in excess of $2 million on renovations to its hotel facility. The casino expansion also increased casino access and casino visibility for hotel patrons. In 1993, Trump Marina completed the construction of a Las Vegas-style marquee and reader board, the largest of its kind on the East Coast.

         The Marina. Pursuant to an agreement with the New Jersey Division of Parks and Forestry (the "Marina Agreement"), the Partnership in 1987 began operating and renovating the marina at Trump Marina, including docks containing approximately 645 slips. An elevated pedestrian walkway connecting Trump Marina to a two-story building at the marina was completed in 1989. The Partnership constructed the two-story building, which contains a 240-seat restaurant and offices as well as a snack bar and a large nautical theme retail store. Pursuant to the Marina Agreement and a certain lease between the State of New Jersey, as landlord, and the Partnership, as tenant, dated as of September 1, 1990 (the "Marina Lease"), the Partnership commenced leasing the marina and the improvements thereon for an initial term of twenty-five years. The Marina Lease is a net lease pursuant to which the Partnership, in addition to the payment of annual rent equal to the greater of (i) a certain percentage of gross revenues of the Partnership from operation of the marina during the lease year and (ii) minimum base rent of $300,000 annually (increasing every five years to $500,000 in 2011), is responsible for all costs and expenses related to the premises, including but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. Any improvements made to the marina (which is owned by the State of New Jersey), excluding the elevated pedestrian walkway, automatically become the property of the State of New Jersey upon their completion.

         The Parking Parcel. The Partnership also owns an employee parking lot located on Route 30, approximately two miles from Trump Marina, which can accommodate approximately 1,000 cars.

ITEM 3.    LEGAL PROCEEDINGS.

         The Partnership, its partners, certain members of the former Executive Committee, Funding and certain of their employees are involved in various legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to contest vigorously any future proceedings. The Partnership and Funding have agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

         On August 14, 1996, certain stockholders of THCR filed two derivative actions in the Court of Chancery in Delaware (Civil Action Nos. 15148 and 15160) (the "Delaware Cases") against each of the members of the Board of Directors of THCR, THCR, THCR Holdings, the Partnership and TCI-II. The plaintiffs claim that the directors of THCR breached their fiduciary duties in connection with the Castle Acquisition by purchasing these interests at an excessive price in a self-dealing transaction. The complaint sought to enjoin the transaction, and also sought damages and an accounting. The injunction was never pursued. These plaintiffs served a notice of dismissal in the Delaware cases on December 29, 1997. The Court of Chancery has not yet ordered the Delaware cases dismissed.

         On October 16, 1996, a stockholder of THCR filed a derivative action in the United States District Court, Southern District of New York (96 Civ. 7820) against each member of the Board of Directors of THCR, THCR, THCR Holdings, the Partnership, Trump Casinos, Inc. ("TCI"), TCI-II, TCHI and Salomon Brothers, Inc ("Salomon"). The plaintiff claims that certain of the defendants breached their fiduciary duties and engaged in ultra vires acts in connection with the Castle Acquisition and that Salomon was negligent in the issuance of its fairness opinion with respect to the Castle Acquisition. The plaintiff also alleges violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Castle Acquisition. The plaintiff seeks removal of the directors of THCR, and an injunction, rescission and damages.

         The Delaware Cases were amended and refiled in the Southern District of New York and consolidated with the federal action for all purposes, including pretrial proceedings and trial. On or about January 17, 1997, the plaintiffs filed their Consolidated Amended Derivative Complaint (the "First Amended Complaint"), reflecting the consolidation. On or about March 24, 1997, the plaintiffs filed their Second Consolidated Amended Derivative Complaint (the "Second Amended Complaint"). In addition to the allegations made in the First Amended Complaint, the Second Amended Complaint claims that certain of the defendants breached their fiduciary duties and wasted corporate assets in connection with a previously contemplated transaction with Colony Capital, Inc. ("Colony Capital"). The Second Amended Complaint also includes claims against Colony Capital for aiding and abetting certain of these violations. In addition to the relief sought in the First Amended Complaint, the Second Amended Complaint sought to enjoin the previously contemplated transaction with Colony Capital or, if it was effectuated, to rescind it. On March 27, 1997, THCR and Colony Capital mutually agreed to end negotiations with respect to such transaction. On June 26, 1997, plaintiffs served their Third Consolidated Amended Derivative Complaint (the "Third Amended Complaint"), which omitted the claims against Colony Capital. THCR and the other defendants in the action moved to dismiss the Third Amended Complaint on August 5, 1997. The plaintiffs opposed the defendants' motions to dismiss the Third Amended Complaint by response dated October 24, 1997. The defendant's reply was served December 9, 1997. By letter dated April 2, 1998, the plaintiff's sought the Court's permission to amend further the Third Amended Complaint to add certain additional factual allegations. The defendant opposed the motion and court has not yet ruled on it.

         Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage, the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the CRDA, the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina area. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking a declaratory judgment as to the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. On April 2, 1998, the United States Court of Appeals for the Third Circuit affirmed the dismissal and THCR's petition to the Third Circuit for a rehearing was denied. On May 14, 1997 the State Court granted judgment in favor of the State and CRDA. On March 20, 1998, the Appellate Division affirmed. THCR intends to seek review in the State Supreme Court, which heard argument on January 21, 1999.

         On June 26, 1997, THCR filed an action against NJDOT, SJTA, Mirage and others, in the Superior Court of New Jersey, Chancery Division, Atlantic County (the "Chancery Division Action"). THCR is seeking to declare unlawful and enjoin certain actions and omissions of the defendants arising out of and relating to a certain Road Development Agreement dated as of January 10, 1997, by and among NJDOT, SJTA and Mirage (the "Road Development Agreement") and the public funding of a certain road and tunnel project to be constructed in Atlantic City, as further described in the Road Development Agreement. THCR moved to consolidate this action with other previously filed related actions. Defendants opposed THCR's motion to consolidate the Chancery Division Action, initially moved to dismiss this action on procedural grounds and subsequently moved to dismiss this action on substantive grounds. On October 20, 1997, the Chancery Court denied the defendants' motion to dismiss this action on procedural grounds, but entered summary judgment dismissing this action on substantive grounds. This decision is currently being appealed.

         On June 26, 1997, THCR also filed an action, in lieu of prerogative writs, against the CRDA, in the Superior Court of New Jersey, Law Division, Atlantic County, seeking review of the CRDA's April 15, 1997 approval of funding ($120 million principal amount plus interest) for the road and tunnel project discussed above, a declaratory judgment that the said project is not eligible for such CRDA funding, and an injunction prohibiting the CRDA from contributing such funding to the said project. Defendants have moved to dismiss this action on procedural grounds and have also sought to transfer this action to New Jersey's Appellate Division. On October 3, 1997, the New Jersey Superior Court transferred this action to the Appellate Division where it is currently pending.

         On September 9, 1997, Mirage filed a complaint against Trump, THCR and Hilton Hotels Corporation, in the United States District Court for the Southern District of New York. The complaint seeks damages for alleged violations of antitrust laws, tortious interference with prospective economic advantage and tortious inducement of a breach of fiduciary duties arising out of activities purportedly engaged in by defendants in furtherance of an alleged conspiracy to impede Mirage's efforts to build a casino resort in the Marina district of Atlantic City, New Jersey. Among other things, Mirage contends that the defendants filed several frivolous lawsuits and funded others that challenge the proposed state funding mechanisms for the construction of a proposed roadway and tunnel that would be paid for chiefly through government funds and which would link the Atlantic City Expressway with the site of Mirage's proposed new casino resort. On November 10, 1997, THCR and Trump moved to dismiss the complaint. On December 18, 1998 the Court denied the motion to dismiss brought by Trump and THCR.

         Various other legal proceedings are now pending against the Partnership. The Partnership considers all such proceedings to be ordinary litigation incident to the character of its business. Management believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of the Partnership.

         From time to time, the Partnership may be involved in routine administrative proceedings involving alleged violations of certain provisions of the Casino Control Act. However, the Partnership believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on the Partnership or on its ability to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of Trump Marina.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted by the Registrants to their security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for Funding's or TCHI's outstanding common stock or for the Partnership's partnership interests.

         As of December 31, 1998, the Partnership is the sole holder of the outstanding common stock of Funding, THCR Holdings is the sole holder of the outstanding common shares of TCHI and THCR Holdings is a 99% limited partner of the Partnership and TCHI is a 1% general partner.

         Funding and TCHI have paid no cash dividends on its common stock, and except as set forth under "Business-Trump Marina-Historical Background", the Partnership has made no general distributions with respect to its equity interests.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth certain selected consolidated financial information from Funding's and the Partnership's Consolidated Statements of Operations for the years ended December 31, 1994, 1995, the period from January 1, 1996 through October 6, 1996, the period from October 7, 1996 (the date of the Castle Acquisition) through December 31, 1996 and the years ended December 31, 1997 and 1998, respectively, and the Consolidated Balance Sheets as of December 31, 1994, 1995, October 6, 1996, December 31, 1996, December 31, 1997
and December 31, 1998, respectively (see note (1) below). All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.



                                                                        PERIOD FROM
                                                           PERIOD FROM   OCTOBER 7,
                                                           JANUARY 1,      1996
                                YEARS ENDED DECEMBER 31,  1996 THROUGH    THROUGH        YEARS ENDED DECEMBER 31,
                                ------------------------   OCTOBER 6,    DECEMBER 3,     ------------------------
                                    1994         1995         1996         1996(1)         1997           1998
                                ----------      --------   -----------   ------------    ---------       --------
                                              PREDECESSOR                                SUCCESSOR
                                --------------------------------------   ----------------------------------------
                                                                   (IN THOUSANDS)
INCOME STATEMENT DATA
Gross Revenues...............   $316,074     $ 339,516     $ 245,956     $  62,984       $ 325,760     $ 322,573
Less-Promotional Allowances..     34,521        37,288        31,229         8,238          41,084        38,659
                                --------     ---------     ---------     ---------       ---------     ---------
Net Revenues.................    281,553       302,228       214,727        54,746         284,676       283,914
Total Costs and Expenses.....    252,729       267,867       207,691        57,213         263,160       256,073
                                --------     ---------     ---------     ---------       ---------     ---------
Income (Loss) from Operations     28,824        34,361         7,036        (2,467)         21,516        27,841
Other Income.................          -             -         3,000             -               -             -
Interest Income..............        636           504           386           217             452           869
Interest Expense.............    (44,173)      (46,017)      (36,949)      (11,553)        (49,892)      (52,264)
                                --------     ---------     ---------     ---------       ---------     ---------
Net Loss.....................   $(14,713)    $ (11,152)    $ (26,527)    $ (13,803)      $ (27,924)    $ (23,554)
                                ========     =========     =========     =========       =========     =========
BALANCE SHEET DATA
Cash and Cash Equivalents....   $ 19,122     $  21,038     $  19,373     $  15,380       $  14,472     $  19,723
                                ========     =========     =========     =========       =========     =========
Total Assets.................   $368,797     $ 370,581     $ 363,468     $ 548,011       $ 541,406     $ 536,888
                                ========     =========     =========     =========       =========     =========
Current Liabilities..........   $ 34,084       $38,402     $  47,427     $  40,931       $  61,665     $  54,704
                                ========     =========     =========     =========       =========     =========
Total Long-Term Debt, Net of
  Current Maturities.........   $314,433     $ 323,015     $ 330,665     $ 335,584       $ 341,343     $ 368,529
                                ========     =========     =========     =========       =========     =========
Total Capital................   $ 16,965     $   5,813     $ (20,714)    $ 166,592       $ 133,668     $ 110,114
                                ========     =========     =========     =========       =========     =========


-----------

(1) THCR Holdings acquired on October 7, 1996 all of the outstanding equity interest of the Partnership. This acquisition has been accounted for as a purchase. The excess of the purchase price over the fair value of the net assets acquired of $196,109,000 (including transaction costs, the purchase of the outstanding TCHI warrants and the historical negative book value of the Partnership of $20,714,000) has been recorded on the books of the Partnership and has been allocated to property, plant and equipment based upon an appraisal. As a result of the acquisition, a new basis of accounting was established and financial statements prior to October 7, 1996 are presented as Predecessor financial statements. The financial statements from October 7, 1996 are presented as Successor financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The financial information presented below reflects the financial condition and results of operations of the Partnership. Funding is a wholly owned subsidiary of the Partnership and conducts no business other than collecting amounts due under certain intercompany notes from the Partnership for the purpose of paying principal of, premium, if any, and interest on its indebtedness, which Funding issued as a nominee for the Partnership.

     THCR Holdings acquired the Partnership on October 7, 1996. For purposes of this "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Partnership's results of operations for the year ended December 31, 1996 include both the results of operations of the Partnership's predecessor from January 1, 1996 through October 6, 1996 and the Partnership from October 7, 1996 through December 31, 1996. The net effect of the Castle Acquisition was to increase the carrying value of property, plant and equipment. The Partnership's subsequent results of operations reflect such increased depreciation expense.

     Gaming revenues are the primary source of the Partnership's revenues and primarily consist of slot machine and table game win. The following table details activity for the major components of gaming revenue:


                                                                          YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                   1996             1997              1998
                                                                   ----             ----              ----
                                                                           (DOLLARS IN THOUSANDS)
Table Game Revenue.......................................       $   64,207     $    76,128          $   72,893
Increase (Decrease) from Prior Period....................                      $    11,921          $   (3,235)
Table Game Drop..........................................       $  494,778     $   498,536          $  452,599
Increase (Decrease) from Prior Period....................                      $     3,758          $  (45,937)
Table Game Win Percentage................................            13.0%           15.3%               16.1%
Increase from Prior Period...............................                         2.3 pts.             .8 pts.
Number of Table Games....................................               87              91                  92
Increase from Prior Period...............................                                4                   1
Slot Revenue.............................................       $  182,287     $   183,233          $  186,729
Increase from Prior Period...............................                      $       946          $    3,496
Slot Handle..............................................       $2,253,051     $ 2,266,988          $2,321,939
Increase from Prior Period...............................                      $    13,937          $   54,951
Slot Win Percentage......................................             8.1%            8.1%                8.0%

Decrease from Prior Period...............................                                -           (.1) pts.
Number of Slot Machines..................................            2,297           2,198               2,167
Decrease from Prior Period...............................                             (99)                 (31)

Poker Revenue............................................       $      722     $       457          $        -
Decrease from Prior Period...............................                      $     (265)          $     (457)
Number of Poker Tables...................................                6               5                   -
Decrease from Prior Period...............................                              (1)                  (5)

Other Gaming Revenue.....................................       $    1,122     $     1,621          $    1,987
Increase from Prior Period...............................                      $       499          $      366
Total Gaming Revenue.....................................       $  248,338     $   261,439          $  261,609
Increase from Prior Period...............................                      $    13,101          $      170



RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

     Table game revenues decreased by approximately $3.2 million (4.2%) to $72.9 million for the year ended December 31, 1998 from $76.1 million for the year ended December 31, 1997, primarily due to reduced table game drop. The reduced table game drop was partially offset by a higher table game win percentage. The reduction in table game drop is a result of the increased gaming capacity in the Atlantic City market as well as management's decision to reduce promotional gaming costs in an effort to eliminate less profitable programs. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to the large wagers by "highrollers." The Atlantic City industry table game win percentages were 15.0% and 15.3% for the years ended December 31, 1997 and 1998, respectively.

     Slot revenues increased by approximately $3.5 million (1.9%) to $186.7 million for the year ended December 31, 1998 from $183.2 million for the year ended December 31, 1997, primarily due to an increased slot handle. The increased slot handle is due to a more aggressive marketing approach targeted towards the slot customer.

     Nongaming revenues, in the aggregate, decreased by approximately $3.3 million (5.1%) to $61.0 million for the year ended December 31, 1998 from $64.3 million for the year ended December 31, 1997, primarily as a result of a decrease in rooms revenue due to a reduction in complimentary room rates. The complimentary room rates were reduced by management to more closely conform to current industry practice. Industry-wide room rates have recently decreased as a result of increased room inventory in the Atlantic City market.

     The majority of the decrease in nongaming revenues was offset by a corresponding decrease in promotional allowances. Promotional allowances decreased by approximately $2.4 million (5.8%) to $38.7 million for the year ended December 31, 1998 from $41.1 million for the year ended December 31, 1997, primarily as a result of a decrease in complimentary room rates related to marketing activities.

     Gaming costs and expenses decreased by approximately $4.1 million (2.4%) to $166.5 million for the year ended December 31, 1998 from $170.6 for the year ended December 31, 1997. This decrease is primarily the result of a decrease in promotional and complimentary expenses achieved by eliminating less profitable programs.

     General and administrative expenses decreased approximately $2.6 million (4.1%) to $60.1 million for the year ended December 31, 1998 from $62.7 million for the year ended December 31, 1997 primarily due to reduced advertising expenses and insurance costs. During 1998, self-insurance reserves decreased due to an internally focused aggressive policy where potential lawsuits are challenged immediately. Additionally, a more aggressive litigation policy was pursued to deter present and future frivolous lawsuits. The Partnership also retained an outside consultant to comprehensively review certain claims and to assist the Partnership in establishing the estimated reserves at December 31, 1998.

     Interest expense increased approximately $2.4 million (4.8%) to $52.3 million for the year ended December 31, 1998 from $49.9 million for the year ended December 31, 1997 primarily due to an increase in the outstanding principal related to the PIK Notes.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

     Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to the large wagers by "highrollers." The Atlantic City industry table game win percentages were 15.0% and 15.4% for the years ended December 31, 1997 and 1996, respectively.

     Nongaming revenues, in the aggregate, increased by approximately $3.7 million (6.1%) to $64.3 million for the year ended December 31, 1997 from $60.6 million for the year ended December 31, 1996, primarily as the result of increases in food and beverage and entertainment revenues in connection with the retheming of the property.

     Promotional allowances increased by approximately $1.6 million (4.1%) to $41.1 million for the year ended December 31, 1997 from $39.5 million for the year ended December 31, 1996, primarily as a result of increases in complimentary rooms and food and beverage relating to marketing activities.

     Gaming costs and expenses increased by approximately $5.9 million (3.6%) to $170.6 million for the year ended December 31, 1997 from $164.7 for the year ended December 31, 1996. This increase is primarily the result of an increase in promotional spending, gaming taxes, complimentary activity and headline entertainment, in an effort to stimulate gaming revenues.

     Rooms and food and beverage costs and expenses decreased by approximately $1.1 million (8.0%) to $12.7 million for the year ended December 31, 1997 from $13.8 million for the year ended December 31, 1996. This decrease is primarily due to the increased level of complimentary food, beverage and hotel services provided to patrons. The cost of such complementaries have been included in gaming costs and expenses.

     General and administrative expenses decreased approximately $6.7 million (9.7%) to $62.7 million for the year ended December 31, 1997 from $69.4 million for the year ended December 31, 1996 primarily due to reduced salaries and employee benefits resulting from cost containment measures and operational synergies from combining certain administrative functions with affiliated entities.

     Other non-operating income of $3.0 million during 1996 represents the non-refundable license fee resulting from an energy service agreement entered into with Atlantic Thermal Systems, Inc.

     Interest expense increased approximately $1.4 million (2.9%) to $49.9 million for the year ended December 31, 1997 from $48.5 million for the year ended December 31, 1996 primarily due to an increase in the outstanding principal related to the PIK Notes.

CAPITAL RESOURCES AND LIQUIDITY

     Cash flow from operating activities is the Partnership's principal source of liquidity. For the year ended December 31, 1998, the Partnership's net cash flow provided by operating activities was $10.0 million.

     In addition to funding operations, the Partnership's principal uses of cash are capital expenditures and debt service.

     Capital expenditures for 1998 were approximately $2.8 million and principally consisted of hotel room and restaurant renovations, as well as ongoing casino floor improvements.

     The Partnership's debt consists primarily of (i) the Mortgage Notes, (ii) the PIK Notes, (iii) the New Senior Notes, and (iv) the Working Capital Loan.

     The Mortgage Notes have an outstanding principal amount of approximately $242.1 million, bear interest at the rate of 11-3/4 per annum and mature on November 15, 2003.

     The PIK Notes have an outstanding principal amount of approximately $92.5 million and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 13-7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. During 1998, interest in the amount of $11.6 million was paid through the issuance of additional PIK Notes and the Partnership anticipates that additional interest due in 1999 of approximately $13.3 million will be paid through the issuance of additional PIK Notes.

     On April 17, 1998, Funding refinanced its Old Senior Notes and its Term Loan by issuing the New Senior Notes. The proceeds from the issuance of the New Senior Notes were used to redeem all of the issued and outstanding Old Senior Notes at 100% of their principal amount and to repay the Term Loan in full. In conjunction with this refinancing, TCHI obtained the Working Capital Loan and loaned the proceeds to the Partnership.

     The New Senior Notes have an outstanding principal amount of $62.0 million and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the New Senior Notes mature on April 30, 2003.

     The Working Capital Loan has an outstanding principal amount of $5.0 million and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Loan matures on April 30, 2003.

     The Partnership's total cash debt service requirement was approximately $40.0 million during 1998 and the Partnership anticipates that approximately $37.7 million in cash will be required during 1999 to meet its debt service obligations. The Partnership has the authority to obtain a working capital facility of up to $10.0 million (of which approximately $5.4 million is outstanding), although there can be no assurance that such financing will be available, or on terms acceptable to the Partnership.

     The ability of Funding and the Partnership to pay their indebtedness when due will depend on the ability of the Partnership to either generate cash from operations sufficient for such purposes or to refinance such indebtedness on or before the date on which it becomes due. Cash flow from operations may not be sufficient to repay a substantial portion of the principal amount of the debt at maturity. The future operating performance of the Partnership and the ability to refinance this debt will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Funding, TCHI or the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

YEAR 2000

     The Partnership has assessed the Year 2000 issue and has begun implementing a plan to insure its systems are Year 2000 compliant. Analysis has been made of the Partnership's various customer support and internal administration systems with appropriate modifications having been made or underway. Testing the modifications was ongoing during 1998 and is expected to be completed during early 1999. The Partnership is approximately 50% complete in its modifications.

     The Partnership believes that the issues of concern are predominantly software related versus hardware related. Further, the Partnership relies upon third party suppliers for support of their individual systems provided to the Partnership. These are primarily support of property, plant and equipment, such as telephones, elevators and fire safety systems. Contact has been made with all significant system suppliers and the Partnership is at various stages of assessment, negotiation and implementation. When necessary, contracts have been issued to update these systems so as to insure Year 2000 compliance. The cost of addressing the Year 2000 issue is not expected to be material, and will be funded out of operations.

     If the Partnership did not assess the Year 2000 issue and provide for its compliance, it would be forced to convert to manual systems to carry on its business. Since the Partnership expects to be fully Year 2000 compliant, it does not feel that a contingency plan is necessary at this time. However, the Partnership will continually be assessing the situation and considering whether a contingency plan is necessary as the millennium approaches.

     This Year 2000 disclosure constitutes Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act.

IMPACT OF NEW ACCOUNTING STANDARDS

     The Partnership has assessed the impact of newly issued accounting standards expected to go into effect during 1999 in accordance with Staff Accounting Bulletin No. 74 and, where applicable, disclosures have been provided in the financial statements. Additionally, the Partnership has also reviewed the impact of new accounting standards which went into effect during 1998 and, where applicable, the Partnership has provided the required disclosures.

SEASONALITY

     The gaming industry in Atlantic City is seasonal, with the heaviest activity occurring during the period from May through September. Consequently, the Partnership's operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September.

INFLATION

     There was no significant impact on the Partnership's operations as a result of inflation in 1996, 1997 or 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management has reviewed the disclosure requirements for Item 7A and, based upon the Partnership, Funding and TCHI's current capital structure, scope of operations and financial statement structure, management believes that such disclosure is not warranted at this time. Since conditions may change, the Partnership, Funding and TCHI will periodically review its compliance with this disclosure requirement to the extent applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     An index to financial statements and required financial statement schedules is set forth in Item 14.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

     All decisions affecting the business and affairs of the Partnership, including the operation of Trump Marina, are decided by the general partners acting by and through a Board of Partner Representatives, which includes a minority of Representatives elected indirectly by the holders of the Mortgage Notes and PIK Notes (the "Noteholder Representatives"). As currently constituted, the Board of Partner Representatives consists of Messrs. Donald J. Trump, Chairman, Nicholas L. Ribis, John P. Burke, Robert M. Pickus, Asher O. Pacholder, Thomas F. Leahy and Arthur S. Bahr. TCHI's Board of Directors consists of the members of the Board of Partner Representatives.

     The sole director of Funding is Trump. Trump also serves as its Chairman of the Board, President and Treasurer.

     Set forth below are the names, ages, positions and offices held with Funding and the Partnership, and a brief account of the business experience during the past five years of each member of the Board of Partner
Representatives, the executive officers of Funding and the Partnership, and the director of Funding.

     Donald J. Trump--Trump, 52 years old, has been Chairman of the Board of Directors of THCR and Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding") since their formation in 1995. Trump was a 50% shareholder, Chairman of the Board of Directors, President and Treasurer of TP/GP, Inc. ("Trump Plaza GP") and the managing general partner of Plaza Associates prior to June 1993. Trump was Chairman of the Executive Committee and President of Plaza Associates from May 1986 to May 1992 and was a general partner of Plaza Associates until June 1993. Trump has been a director of Trump Atlantic City Holding, Inc. ("Trump AC Holding") since February 1993 and was President of Trump AC Holding from February 1993 until December 1997. Trump was a partner in Trump Atlantic City Associates ("Trump AC") from February 1993 until June 1995. Trump has been Chairman of the Board of Directors of Trump Atlantic City Funding, Inc. ("Trump AC Funding") since its formation in January 1996 and the Chairman of the Board of Directors of Trump Atlantic City Funding II, Inc. ("Funding II") and Trump Atlantic City Funding III, Inc. ("Funding III") since their formation in November 1997. Trump has been Chairman of the Board of Directors of THCR Holding Corp. ("THCR Holding Corp.") and THCR/LP Corporation ("THCR/LP") since October 1991, President and Treasurer of THCR Holding Corp. since March 4, 1991; Chairman of the Board of Directors, President and Treasurer of TCI since June 1988; Chairman of the Executive Committee of Taj Associates from June 1988 to October 1991; and President and sole Director of Trump Taj Mahal Realty Corp. ("Realty Corp.") since May 1986. Trump has been the sole director of Trump Atlantic City Corporation ("TACC") since March 1991. Trump was President and Treasurer of TACC from March 1991 until December 1997. Trump has been the sole director of Trump Indiana, Inc. ("Trump Indiana") since its formation. Trump has been Chairman of the Board of Partner Representatives of the Partnership since May 1992; and was Chairman of the Executive Committee of the Partnership from June 1985 to May 1992. Trump is the Chairman of the Board of Directors of Funding and served as President and Treasurer of Funding until April 1998. Trump is the Chairman of the Board and Treasurer of TCHI. Trump is the President, Treasurer, sole director and sole shareholder of TCI-II. Trump has been a Director of THCR Enterprises, Inc., a Delaware corporation ("THCR Enterprises"), since its formation in January 1997. Trump is also the President of The Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

     Nicholas L. Ribis--Mr. Ribis, 54 years old, has been President, Chief Executive Officer and a director of THCR and THCR Funding and Chief Executive Officer of THCR Holdings since their formation in 1995. Mr. Ribis has been the Chief Executive Officer of Plaza Associates since February 1991, was President from April 1994 to February 1995, was a member of the Executive Committee of Plaza Associates from April 1991 to May 29, 1992 and was a director and Vice President of Trump Plaza GP from May 1992 until June 1993. Mr. Ribis served as Vice President of Trump AC Holding from February 1995 until December 1997. Mr. Ribis has served as President of Trump AC Holding since December 1997. Mr. Ribis has served as a director of Trump AC Holding since June 1993. Mr. Ribis has been Chief Executive Officer, President and a director of Trump AC Funding since its formation in January 1996 and Chief Executive Officer, President and a director of Funding II and Funding III since their formation in November 1997. Mr. Ribis served as Vice President of TACC until December 1997. Mr. Ribis has served as the President of TACC since December 1997. Mr. Ribis has been the President and Chief Executive Officer of Trump Indiana since its formation. Mr. Ribis has been a Director of THCR/LP and THCR Holding Corp. since October 1991 and was Vice President of THCR/LP and THCR Holding Corp. until June 1995; Chief Executive Officer of Taj Associates since February 1991; Vice President of TCI since February 1991 and Secretary of TCI since September 1991; Director of Realty Corp. since October 1991; and a member of the Executive Committee of Taj Associates from April 1991 to October 1991. Mr. Ribis has served as Vice President of THCR/LP and THCR Holding Corp. since February 1998. He has also been Chief Executive Officer of the Partnership since March 1991 and President of the Partnership until April 1998; member of the Executive Committee of the Partnership from April 1991 to May 1992; member of the Board of Partner Representatives of the Partnership since May 1992; and has served as the Vice President and Assistant Secretary of TCHI since December 1993 and January 1991, respectively until April 1998. Mr. Ribis is now a director of TCHI. Since April 1998 Mr. Ribis has served as President and Chief Executive Officer of TCHI and Funding. Mr. Ribis has served as Vice President of TCI-II since December 1993 and had served as Secretary of TCI-II from November 1991 to May 1992. Mr. Ribis has been Vice President of Trump Corp. since September 1991. Mr. Ribis has been the President and a director of THCR Enterprises since January 1997. From January 1993 to January 1995 Mr. Ribis served as the Chairman of the Casino Association of New Jersey and has been a member of the Board of Trustees of the CRDA since October 1993. From January 1980 to January 1991, Mr. Ribis was Senior Partner in, and from February 1991 to December 1995, was Counsel to the law firm of Ribis, Graham & Curtin (now practicing as Graham, Curtin & Sheridan, A Professional Association), which serves as New Jersey legal counsel to all of the above-named companies and certain of their affiliated entities.

     Robert M. Pickus--Mr. Pickus, 44 years old, has been Executive Vice President and Secretary of THCR since its formation in 1995. He has also been the Executive Vice President of Corporate and Legal Affairs of Plaza Associates since February 1995. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of Plaza Associates. Mr. Pickus served as the Assistant Secretary of Trump AC Holding from April 1994 until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of Trump AC Holding. Mr. Pickus has been Secretary and a director of Trump AC Funding since its formation in January 1996 and Secretary and a director of Funding II and Funding III since their formation in November 1997. Mr. Pickus has been the Executive Vice President and Secretary of Trump Indiana since its inception. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995, and a Director of THCR Holding Corp. and THCR/LP since November 1995. He was the Senior Vice President and Secretary of Funding from June 1988 to December 1993 and General Counsel of the Partnership from June 1985 to December 1993. Mr. Pickus has served as the Secretary of Funding since April 1998. Mr. Pickus served as the Assistant Secretary of TACC until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of TACC. Mr. Pickus was also Secretary of TCHI from October 1991 until December 1993. Mr. Pickus is a director of TCHI, and has served as the Assistant Secretary of TCHI from February 1998 until April 1998. Since April 1998 Mr. Pickus has served as the Secretary of TCHI. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of the Partnership since February 1995, Secretary of the Partnership since February 1996 and a member of the Board of Partner Representatives of the Partnership since October 1995. Mr. Pickus is currently the Secretary of THCR Holding Corp., has been the Vice President, Secretary and Director of THCR Enterprises since January 1997 and has been Executive Vice President of TCS since its inception and its President since November 1998. He has been admitted to practice law in the states of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

     John P. Burke--Mr. Burke, 51 years old, served as the Senior Vice President of Corporate Finance of THCR from January 1996 until June 1997. Mr. Burke served as the Senior Vice President of THCR, THCR Holdings and THCR Funding from June 1997 to January 1999. Mr. Burke has served as Executive Vice President of THCR, THCR Holdings and THCR Funding since January 1999. Mr. Burke has been the Corporate Treasurer of THCR, THCR Holdings and THCR Funding since their formation in 1995. He has also been Corporate

Treasurer of Plaza Associates and Taj Associates since October 1991. Mr. Burke has been the Treasurer of Trump Indiana since its formation. Mr. Burke has been Treasurer of Trump AC Funding since its formation in January 1996 and Treasurer of Funding II and Funding III since their formation in November 1997. Mr. Burke has been Treasurer of TACC since February 1998. Mr. Burke was a Director of THCR/LP and THCR Holding Corp. from October 1991 to April 1996 and was Vice President of THCR/LP until June 1995. Mr. Burke has served as the Assistant Treasurer of THCR Holding Corp. and THCR/LP since February 1998. Mr. Burke has been the Corporate Treasurer of the Partnership since October 1991, the Vice President of the Partnership, Funding, TCI-II and TCHI since December 1993 Assistant Treasurer of TCHI since April 1998, Treasurer of Funding since April 1998, a member of the Board of Partner Representatives of the Partnership since March 1997 and the Vice President-Finance of The Trump Organization since September 1990. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America from April 1989 through September 1990. Mr. Burke has been the Vice President and Treasurer of THCR Enterprises since January 1997.

     Mark A. Brown--Mr. Brown, 38 years old, joined the Partnership as Executive Vice President of Operations in July 1995 and, effective November 1997, serves as President and Chief Operating Officer. Mr. Brown also serves as Vice President of TCHI. Previously, Mr. Brown served as Senior Vice President of Eastern Operations for Caesar's World Marketing Corporation, National and International Divisions from 1993 until 1995. Prior to that, Mr. Brown served as Vice President of Casino Operations at the Taj Mahal from 1989 until 1993. From 1979 until 1989, Mr. Brown worked for Resorts International Hotel Casino departing as Casino Shift Manager in December 1989.

     Lawrence J. Mullin--Mr. Mullin, 36 years old, joined the Partnership as Vice President of Slot Operations and Marketing in August 1995, and effective June 1998, serves as Senior Vice President of Marketing. Previously, Mr. Mullin served as Vice President of Slot and Casino Marketing from 1992 until 1995 at the Taj Mahal.

     Stephen S. Oskiera--Mr. Oskiera, 40 years old, serves as Vice
President of Finance of the Partnership, as well as Chief Financial Officer, Chief Accounting Officer and Assistant Treasurer of Funding and Assistant Treasurer and Chief Financial Officer of TCHI since October 1998. Mr. Oskiera served as Executive Director of Finance for both the Partnership and TCS from October 1995 to October 1998. Previously, Mr. Oskiera served as Corporate Controller of American Gaming & Entertainment, Ltd., a casino development company, from December 1993 to October 1995 and, prior to that, served as Financial Controller for Greate Bay Hotel & Casino, Inc. d/b/a/ the Sands Hotel & Casino in Atlantic City, New Jersey from May 1987 to December 1993.

     Asher O. Pacholder--Dr. Pacholder, 61 years old, has been a partner representative of the Board of Partner Representatives since May 1992. Dr. Pacholder served as a director and the President of TCI-II from May 1992 to December 1993. He has served as the Chairman of the Board of Directors and Chief Financial Officer of ICO, Inc., an oil field services and petrochemicals processing company, since February 1995 and Chief Operating Officer and a director of Wedco Technology, Inc. since May 1996. Dr. Pacholder has served as Chairman of the Board and Managing Director of Pacholder Associates, Inc., an investment advisory firm, since 1983. In addition, Dr. Pacholder is Chairman of the Board of Directors of USF&G Pacholder Fund, Inc., a closed-end investment company, and he serves on the Board of Directors of Southland Corporation, which owns and operates convenience stores.

     Thomas F. Leahy--Mr. Leahy, 61 years old, has been a partner representative on the Board of Partner Representatives since June 1993. Mr. Leahy served as a director and Treasurer of TCI-II from May 1992 to December 1993. From 1991 to July 1992, Mr. Leahy served as Executive Vice President of CBS Broadcast Group, a unit of CBS, Inc. Mr. Leahy retired from CBS, Inc. in 1992, having served in various executive capacities over a 30-year period. Since November 1992, Mr. Leahy has served as President of The Theater Development Fund, a service organization for the performing arts. Since July 1992, Mr. Leahy has served as Chairman of VT Properties, Inc., a privately-held corporation which invests in literary, stage and film properties.

     Arthur S. Bahr--Mr. Bahr, 67 years old, has been a partner representative on the Board of Partner Representatives since June 1995 and previously served as a director of TCI-II from August 1993 to January 1994. Mr. Bahr retired in February 1994 after serving in various senior investment positions for General Electric Investment Corporation since 1970. Mr. Bahr serves on the Board of Directors of Renaissance Reinsurance and the Korean International Investment Fund.

     Each member of the Board of Partner Representatives and all of the other persons listed above have been licensed or found qualified by the CCC.

     The employees of the Partnership serve at the pleasure of the Board of Partner Representatives subject to any contractual rights contained in any employment agreement.

ITEM 11.   EXECUTIVE COMPENSATION.

     Executive officers of Funding and TCHI do not receive any additional compensation for serving in such capacity. In addition, Funding, TCHI and the Partnership do not offer their executive officers stock option or stock appreciation right plans, long-term incentive plans or defined benefit pension plans.

     Summary Compensation Table. The following table sets forth compensation paid or accrued during the years ended December 31, 1998, 1997 and 1996 to the Chairman of the Board of Partner Representatives, the Chief Executive Officer, two executive officers of the Partnership whose cash compensation, including bonuses and deferred compensation, exceeded $100,000 for the year ended December 31, 1998 and one executive officer whose cash compensation would have exceeded $100,000 if he had been employed in his current position for the entire year of 1998. Compensation accrued during one year and paid in another is recorded under the year of accrual. Information relating to long-term compensation is inapplicable and has therefore been omitted from the table.

                           SUMMARY COMPENSATION TABLE


                                                 ANNUAL COMPENSATION(1)
                  NAME AND                     ------------------------------       OTHER ANNUAL      ALL OTHER
             PRINCIPAL POSITION                YEAR       SALARY        BONUS     COMPENSATION(1)   COMPENSATION
             ------------------                ----       ------        -----     ---------------   ------------
 Donald J. Trump.........................      1998             _             _             _                 _
 Chairman of the Board                         1997             _             _             _                 _
                                               1996             _             _             _                 _

 Nicholas L. Ribis.......................      1998      $399,300             _             _         $1,000(2)
 Chief Executive Officer                       1997       399,300             _             _            950(2)
                                               1996       499,125             _             _            594(2)

 Mark A. Brown...........................      1998      $436,323       $75,000             _         $4,286(2)
 President / Chief Operating Officer           1997       352,383        75,000             _          2,375(2)
                                               1996       359,160        75,000             _          2,375(2)

 Lawrence J. Mullin......................      1998      $207,746             _             _         $4,286(2)
 Senior Vice President Marketing               1997       160,992       $40,000             _          2,375(2)
                                               1996       154,705        40,000             _          2,375(2)

 Stephen S. Oskiera (3)..................      1998      $ 13,462             _             _           $404(2)
 Vice President Finance                        1997             _             _             _                 _
                                               1996             _             _             _                 _

-----------

(1) Represents the dollar value of annual compensation not properly categorized as salary or bonus, including amounts reimbursed for income taxes and director's fee. Following rules of the Securities and Exchange Commission (the "Commission"), perquisites and other personal benefits are not included in this table of the aggregate amount if that compensation is the lesser of either $50,000 or 10% of the total salary and bonus for that officer.

(2) Represents vested and unvested contributions made by the Partnership under the Trump's Castle Hotel & Casino Retirement Savings Plan. Funds accumulated for an employee, which consist of a certain percentage of the employee's compensation plus Partnership contributions equaling 50% of the participant's contributions, are retained until termination of employment, attainment of age 59 1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

(3) Mr. Oskiera became Vice President of Finance during October 1998. Compensation earned in previous positions prior to this date is not reflected in this table.

EMPLOYMENT AGREEMENTS

     Mr. Ribis had an employment agreement with Partnership pursuant to which Mr. Ribis acted as Chief Executive Officer of the Partnership. The agreement provided that in the event the Partnership, or any entity which acquires substantially all of the equity interests or assets of the Partnership, proposes to engage in an offering of common shares to the public, the Partnership and Mr. Ribis would agree to negotiate new compensation arrangements which shall include equity participation for Mr. Ribis. This agreement was terminated upon consummation of the Castle Acquisition and now Mr. Ribis is compensated for his services to the Partnership under an employment agreement with THCR and THCR Holdings (the "Ribis THCR Agreement"). Under the Ribis THCR Agreement, Mr. Ribis's annual salary is $1,996,500. Mr. Ribis's annual salary is paid on an allocation basis by THCR, Taj Associates, Plaza Associates and the Partnership.

     The Partnership, on March 6, 1998, entered into an employment agreement with Mark A. Brown (the "Brown Agreement") pursuant to which Mr. Brown serves as the Partnership's President and Chief Operating Officer. The Brown Agreement expires on December 31, 2000 unless terminated early by the Partnership for Cause (as defined in the Brown Agreement) or terminated by Mr. Brown upon the occurrence of a Change of Control (as defined in the Brown Agreement). The Brown Agreement provides for an annual base salary of $450,000 in 1998, $475,000 in 1999 and $500,000 in 2000.

     The Partnership entered into an employment agreement with Lawrence J. Mullin on July 24, 1995, as amended (the "Mullin Agreement"), pursuant to which Mr. Mullin serves as the Partnership's Senior Vice President of Marketing. The Mullin Agreement expires on December 31, 2000 unless terminated by Mr. Mullin upon the occurrence of a Change of Control (as defined in the Mullin Agreement). The Mullin Agreement provides for an annual base salary of $235,000 in 1998, $245,000 in 1999 and $260,000 in 2000.

COMPENSATION OF THE BOARD OF DIRECTORS

     Each Partner Representative of the Partnership (other than Messrs. Trump, Ribis, Burke and Pickus) receives an annual fee of $50,000. In addition, each Partner Representative of the Partnership (other than Messrs. Trump, Ribis, Pickus and Burke) receives $2,500 per meeting attended, plus reasonable out-of-pocket expenses incurred in attending any meeting of the Board of Partner Representatives.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In general, the compensation of executive officers of the Partnership is determined by the Board of Partners Representatives, which is composed of Trump, Nicholas L. Ribis, John P. Burke, Asher O. Pacholder, Thomas F. Leahy, Arthur S. Bahr and Robert M. Pickus. The compensation of Nicholas L. Ribis is set forth in his employment agreement. The Partnership has delegated the responsibility over certain matters, such as the bonus of Mr. Ribis, to Trump. Executive officers of Funding do not receive any additional compensation for serving in such capacity.

     Castle Acquisition. On October 7, 1996, THCR Holdings acquired from Trump all of the outstanding equity of the Partnership. See "Business-Trump Marina-Historical Background-Castle Acquisition."

     Services Agreement. On December 28, 1993, the Partnership entered into a Services Agreement with TCI-II (the "Services Agreement"). In general, the Services Agreement obligates TCI-II to provide to the Partnership, from time to time when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other services (the "Services") with respect to the business and operations of the Partnership, in exchange for certain fees to be paid only in those years in which EBITDA (EBITDA represents income from operations before depreciation, amortization, restructuring costs and the non-cash write-down of CRDA investments) exceeds prescribed amounts.

     In consideration for the Services to be rendered by TCI-II, the Partnership will pay an annual fee (which is identical to the fee which was payable under the previously existing management agreement) to TCI-II in the amount of $1.5 million for each year in which EBITDA exceeds the following amounts for the years indicated: 1993-$40.5 million; 1994-$45.0 million; 1995 and thereafter-$50.0 million. If EBITDA in any fiscal year does not exceed the applicable amount, no annual fee is due. In addition, TCI-II will be entitled to an incentive fee beginning with the fiscal year ending December 31, 1994 in an amount equal to 10% of EBITDA in excess of $45.0 million for such fiscal year. The Partnership will also be required to advance to TCI-II $125,000 a month which will be applied toward the annual fee, provided, however, that no advances will be made during any year if and for so long as the Managing Partner (defined in the Services Agreement as Trump) determines, in his good faith reasonable judgment, that the Partnership's budget and year-to-date performance indicate that the minimum EBITDA levels (as specified above) for such year will not be met. If for any year during which annual fee advances have been made it is determined that the annual fee was not earned, TCI-II will be obligated to promptly repay any amounts previously advanced. For purposes of calculating EBITDA under the Services Agreement, any incentive fees paid in respect of 1994 or thereafter shall not be deducted in determining net income. During the years ended 1997 and 1998, there were no fees payable by the Partnership under the Services Agreement. As the Partnership did not meet the required level of EBITDA during 1996, the monthly advances to TCI-II related to the Services Agreement were suspended and on October 6, 1996, the Partnership recorded a receivable in the amount of $1.25 million which represents the amounts advanced to TCI-II during the year. This amount will be offset against future fees. The Services Agreement expires on December 31, 2005.

     Trump has granted the Partnership a license to use the Marks in connection with the operations of Trump Marina since June 17, 1985. See
"Business-Trademark/Licensing."

     Other Relationships. The Commission requires registrants to disclose the existence of any other corporation in which both (i) an executive officer of the registrant serves on the board of directors and/or compensation committee, and
(ii) a director of the registrant serves as an executive officer. Messrs. Ribis, Pickus and Burke, executive officers of the Partnership, serve on the Board of Directors of other entities in which members of the Board of Partner Representatives (namely, Messrs. Trump, Ribis, Burke and Pickus) serve and continue to serve as executive officers. The Partnership believes that such relationships have not affected the compensation decisions made by the Board of Partner Representatives in the last fiscal year.

     Trump is the sole director of TACC, a general partner of Plaza Associates, of which Messrs. Trump, Ribis and Pickus are executive officers. Messrs. Trump and Ribis also serve on the Board of Directors of Trump AC Holding, of which Messrs. Trump, Ribis and Burke are also executive officers. Trump is not compensated by such entities for serving as an executive officer, however, he has entered into a personal services agreement with the Plaza Associates and THCR. Messrs. Ribis and Burke are not compensated by the foregoing entities, however, they are compensated by Plaza Associates for their service as executive officers.

     Messrs. Trump, Ribis, Pickus and Burke serve on the Board of Directors of THCR Holding Corp., which held, prior to April 17, 1996, an indirect equity interest in Taj Associates, of which Trump is an executive officer. Such persons also serve on the Board of Directors of THCR/LP, the former managing general partner of Taj Associates, of which Messrs. Trump and Ribis are executive officers.

     Mr. Ribis also serves on the Board of Directors of Realty Corp. which, prior to April 17, 1996, leased certain real property to Taj Associates, of which Trump is an executive officer. Trump, however, does not receive any compensation for serving as an executive officer of Realty Corp.

     Messrs. Trump and Ribis serve on the Board of Directors of THCR of which Trump is Chairman of the Board. Messrs. Ribis, Pickus and Burke are executive officers of THCR and are compensated for their services by THCR.

     John Barry, Trump's brother-in-law, is a partner of Tompkins, McGuire, Wachenfeld & Barry, a New Jersey law firm which provides, from time to time, legal services to the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information with respect to the amount of Funding's Common Stock and TCHI's Common Stock owned by beneficial owners of more than 5% of Funding's Common Stock or 5% of TCHI's Common Stock. Neither Funding nor TCHI have another class of equity securities outstanding.


                                                                                AMOUNT AND NATURE OF    PERCENT OF
      TITLE OR CLASS              NAME AND ADDRESS OF BENEFICIAL OWNERS         BENEFICIAL OWNERS          CLASS
      --------------              -------------------------------------         --------------------    ----------
Funding's Common Stock                Trump's Castle Associates, L.P.                 200 shares            100%
                                     Huron Avenue and Brigantine Blvd.
                                      Atlantic City, New Jersey 08401

TCHI's Common Stock            Trump Hotels & Casino Resorts Holdings, L.P.           100 shares            100%
                                              2500 Boardwalk
                                      Atlantic City, New Jersey 08401


     All of the equity interests of the Partnership are beneficially owned by THCR Holdings. THCR Holdings is a 99% limited partner of the Partnership and TCHI, a wholly owned subsidiary of THCR Holdings, is a 1% general partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Affiliate party transactions are governed by the provisions of the indentures pursuant to which the Mortgage Notes, the New Senior Notes and the PIK Notes were issued, which provisions generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party, and require the approval of a majority of the Noteholder Representatives of the Board of Partner Representatives for certain affiliated transactions.

     Trump, Ribis and certain affiliates have engaged in certain related party transactions with respect to the Partnership. See "Executive
Compensation-Compensation Committee Interlocks and Insider
Participation-Services Agreement" and "-Other Relationships."

     The Partnership has joint insurance coverage with Taj Associates and Plaza Associates, for which the annual premiums paid by the Partnership, Taj Associates and Plaza Associates were approximately $3.9 million for the year ending December 31, 1998.

     Plaza Associates leased portions of its warehouse facility located in Egg Harbor Township, New Jersey to the Partnership. Lease payments by the Partnership to Plaza Associates totaled $5,000 in 1996. The Partnership did not make any lease payments to Plaza Associates in 1997 or 1998.

     The Partnership has entered into a services agreement with TCS pursuant to which TCS provides the Partnership with certain management, financial and other functions and services necessary and incidental to the operations of Trump Marina.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) Financial Statements. See the Index immediately following the signature page.

         (b) Reports on Form 8-K. The Registrants did not file any reports on Form 8-K during the quarter ended December 31, 1998.

         (c) Exhibits. All exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Securities and Exchange Commission.

   EXHIBIT NO.

3(1) Amended and Restated Certificate of Incorporation of Trump's Castle Funding, Inc.

3.1(1)      Bylaws of Trump's Castle Funding, Inc.

3.2-3.6     Intentionally omitted.

3.7.1(2) Second Amended and Restated Partnership Agreement of Trump's Castle Associates.

3.7.2(12)   Amendment to the Second Amended and Restated Partnership Agreement
            of Trump's Castle Associates, dated as of October 7, 1996.

3.7.3(12)   Third Amended and Restated Partnership Agreement of Trump's Castle
            Associates, L.P., dated as of October 7, 1996.

3.8(15) Restated Certificate of Incorporation of Trump's Castle Hotel & Casino, Inc.

3.9(15)     By-Laws of Trump's Castle Hotel & Casino, Inc.

4.1-4.10    Intentionally omitted.

4.11(2) Indenture, among Trump's Castle Funding, Inc. as issuer, Trump's Castle Associates, as guarantor, and the Mortgage Note Trustee, as trustee.

4.12(2) Indenture of Mortgage between Trump's Castle Associates, as Mortgagor, and Funding, as Mortgagee.

4.13(2) Assignment Agreement between Trump's Castle Funding, Inc. and the Mortgage Note Trustee.

4.14(2)     Partnership Note of Trump's Castle Associates.

4.15        Form of Mortgage Note (included in Exhibit 4.11).

4.16        Form of Partnership Guarantee (included in Exhibit 4.11).

4.17(2) Indenture between Trump's Castle Funding, Inc., as issuer, Trump's Castle Associates, as guarantor, and the PIK Note Trustee, as trustee.

4.18(2) Pledge Agreement between Trump's Castle Funding, Inc. and the PIK Note Trustee.

4.19(2)     Subordinated Partnership Note.

4.20        Form of PIK Note (included in Exhibit 4.17).

4.21        Form of Subordinated Partnership Guarantee (included in Exhibit
            4.17).

4.22(1) Letter Agreement between Trump's Castle Associates and the Proposed Senior Secured Note Purchasers regarding the Senior Secured Notes.

4.23(2) Note Purchase Agreement for 11 1/2% Series A Senior Secured Notes of Trump's Castle Associates due 1999.

4.24(2) Indenture, among Trump's Castle Funding, Inc., as issuer, Trump's Castle Associates, as guarantor, and the Senior Secured Note Trustee, as trustee.

4.25(2) Indenture of Mortgage and Security Agreement between Trump's Castle Associates, as mortgagor/debtor, and Trump's Castle Funding, Inc. as mortgagee/secured party (Senior Note Mortgage).

4.26(2) Registration Rights Agreement by and among Trump's Castle Associates and certain purchasers.

4.27        Intentionally omitted.

4.28(2)     Guarantee Mortgage.

4.29(2)     Senior Partnership Note.

4.30(2) Indenture of Mortgage and Security Agreement between Trump's Castle Associates as mortgagor/debtor and the Senior Note Trustee as mortgagee/secured party (Senior Guarantee Mortgage).

4.31(2) Assignment Agreement between Trump's Castle Funding, Inc., as assignor, and the Senior Note Trustee, as assignee (Senior Assignment Agreement). 4.32(2) Amended and Restated Nominee Agreement.

4.33(14) Note Purchase Agreement, dated as of April 17, 1998, for 10 1/4% Series A Senior Secured Notes due 2003 of Trump's Castle Hotel & Casino, Inc.

4.34(14) Indenture, dated as of April 17, 1998, by and among Trump's Castle Hotel & Casino, Inc., as issuer, Trump's Castle Associates, L.P., as guarantor, and U.S. Bank National Association, as trustee.

4.35(14) Indenture, dated as of April 17, 1998, by and among Trump's Castle Funding, Inc., as issuer, Trump's Castle Associates, L.P., as guarantor, and U.S. Bank National Association, as trustee.

4.36(14) Registration Rights Agreement, dated as of April 17, 1998, between Trump's Castle Hotel & Casino, Inc., Trump's Castle Associates, L.P. Trump's Castle Funding, Inc. and funds managed by Putnam Investment Management.

4.37(14) Intercreditor Agreement, dated as of April 17, 1998, between Trump's Castle Associates, L.P., Trump's Castle Funding, Inc., Trump, Trump's Castle Hotel & Casino, Inc. and U.S. Bank National Association.

4.38(14) Indenture of Mortgage and Security Agreement, dated as of April 17, 1998, between Trump's Castle Associates, L.P., as Mortgagor/Debtor, and Trump's Castle Funding, Inc., as Mortgagee/Secured Party.


4.39(14) Indenture of Mortgage and Security Agreement, dated as of April 17, 1998, between Trump's Castle Associates, L.P., as Mortgagor/Debtor, and U.S. Bank National Association, as Mortgagee/Secured Party.

4.40(14) Senior Assignment Agreement, dated as of April 17, 1998, by Trump's Castle Funding, Inc., as Assignor, to U.S. Bank National Association, as Assignee.

4.41(14) Indenture of Mortgage and Security Agreement, dated as of April 17, 1998, between Trump's Castle Associates, L.P. as Mortgagor/Debtor, and Trump's Castle Hotel & Casino, Inc., as Mortgagee/ Secured Party.

4.42(14) Indenture of Mortgage and Security Agreement, dated as of April 17, 1998, between Trump's Castle Associates, L.P., as Mortgagor/Debtor, and U.S. Bank National Association, as Mortgagee/Secured Party.

4.42(14) Indenture of Mortgage and Security Agreement, dated as of April 17, 1998, between Trump's Castle Associates, L.P., as Mortgagor/Debtor, and U.S. Bank National Association, as Mortgagee/Secured Party.

4.43(14) Senior TCHI Assignment Agreement, dated as of April 17, 1998, by Trump's Castle Hotel & Casino, Inc., as Assignor, to U.S. Bank National Association, as Assignee.

10.1-10.2   Intentionally omitted.

10.3(3) Employment Agreement dated January 17, 1991, between Trump's Castle Associates and Roger P. Wagner.

10.4(4) Second Amendment to Employment Agreement dated January 17, 1991 between Trump's Castle Associates, Trump's Castle Hotel & Casino, Inc., and Roger P. Wagner.

10.5(5) Form of License Agreement between Trump's Castle Associates and Donald J. Trump.

10.6-10.10  Intentionally omitted.

10.11(11)   Employment Agreement between Trump Hotels & Casino Resorts Holdings,
            L.P. and Nicholas L. Ribis (with exhibits).

10.12(6) Trump's Castle Hotel & Casino Retirement Savings Plan, effective as of September 1, 1986.

10.13-10.18 Intentionally omitted.

10.19(3) Lease Agreement by and between State of New Jersey acting through its Department of Environmental Protection, Division of Parks and Forests, as Landlord, and Trump's Castle Associates, as tenant, dated September 1, 1990.

10.20-10.26 Intentionally omitted.

10.27(1)    Services Agreement.

10.28-10.31 Intentionally omitted.


10.32(7) Employment Agreement dated December 20, 1993, between Patricia M. Wild and Trump's Castle Associates.

10.33       Intentionally omitted.


10.34(7) Amended and Restated Credit Agreement, dated as of December 28, 1993, among Midlantic, Trump's Castle Associates and Trump's Castle Funding, Inc.

10.35(7) Amendment No. 1 to Amended and Restated Indenture of Mortgage, between Trump's Castle Associates, as Mortgagor and Midlantic, as Mortgagee.

10.36(7) Amended and Restated Indenture of Mortgage, between Trump's Castle Associates, as Mortgagor and Midlantic, as Mortgagee, dated as of May 29, 1992.

10.37(7) Amendment No. 1 to Amended and Restated Assignment of Leases and Rents, between Trump's Castle Associates, as assignor, and Midlantic, as assignee.

10.38(7) Amended and Restated Assignment of Leases and Rents, between Trump's Castle Associates, as assignor, and Midlantic, as assignee, dated as of May 29, 1992.

10.39(7) Amendment No. 1 to Amended and Restated Assignment of Operating Assets, between Trump's Castle Associates, as assignor and Midlantic, as assignee.

10.40(7) Amended and Restated Assignment of Operating Assets, between Trump's Castle Associates, as assignor, and Midlantic, as assignee, dated as of May 29, 1992.

10.41(7) Intercreditor Agreement, by and among Midlantic, the Senior Note Trustee, the Mortgage Note Trustee, the PIK Note Trustee, Trump's Castle Funding, Inc. and Trump's Castle Associates.

10.42(8) Option Agreement, dated as of June 23, 1995, between Hamilton Partners, L.P. and Trump's Castle Associates.

10.43(9) Form of Amended and Restated Term Note, dated as of May 28, 1995, between Midlantic Bank, N.A. and Trump's Castle Associates.

10.44(11)   Severance Agreement dated June 16, 1995, between Robert E.
            Schaffhauser and Trump's Castle Associates.

10.45(11)   Employment Agreement dated July 10, 1995, between Mark A. Brown and
            Trump's Castle Associates.

10.46(12)   Thermal Energy Service Agreement, dated as of September 27, 1996, by and between Atlantic Jersey Thermal Systems, Inc. and Trump's Castle
            Associates.

10.47(12)   Amended and Restated Services Agreement, dated as of October 23,
            1996, by and among Trump Plaza Associates, Trump Taj Mahal
            Associates, Trump's Castle Associates, L.P. and Trump Casino
            Services, L.L.C.

10.48(13)   Employment Agreement between R. Bruce McKee and Trump Taj Mahal
            Associates, dated August 1, 1994.

10.49 Employment Agreement, dated July 24, 1995, as amended, between Lawrence J. Mullin and Trump's Castle Associates, L.P.

21 List of Subsidiaries of Trump's Castle Hotel & Casino, Inc., Trump's Castle Associates, L.P. and Trump's Castle Funding, Inc.

27.1        Financial Data Schedule of Trump's Castle Funding, Inc.

27.2        Financial Data Schedule of Trump's Castle Associates, L.P.

27.3        Financial Data Schedule of Trump's Castle Hotel & Casino, Inc.
-----------

(1) Incorporated herein by reference to the Exhibit to Trump's Castle Funding, Inc. and Trump's Castle Associates' Registration Statement on Form S-4, Registration No. 33-68038.

(2)   Incorporated herein by reference to the Exhibit to Amendment No. 5 to the
      Schedule 13E-3 of TC/GP, Inc. and the Partnership, File No. 5-36825, filed with the SEC on January on January 11, 1994.

(3) Incorporated herein by reference to the Exhibit to Trump's Castle Funding, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990.

(4) Incorporated herein by reference to the Exhibit to Trump's Castle Funding, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(5) Incorporated herein by reference to the Exhibit to Trump's Castle Funding, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991.

(6) Incorporated herein by reference to the Exhibit to Trump's Castle Funding, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1986.

(7) Incorporated herein by reference to the identically numbered Exhibit to Trump's Castle Funding, Inc.'s Registration Statement on Form S-4, Registration Number 33-52309 filed with the SEC on February 17, 1994.

(8) Incorporated herein by reference to the identically numbered Exhibit to Trump's Castle Funding, Inc.'s and Trump Castle Associates' Current Report on Form 8-K dated as of June 23, 1995.

(9) Incorporated herein by reference to the identically numbered Exhibit to Trump's Castle Funding, Inc.'s and Trump's Castle Associates' Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(10) Incorporated herein by reference to the identically numbered Exhibit in the Quarterly Report on Form 10-Q of Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc. for the quarter ended June 30, 1995.

(11) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump's Castle Funding, Inc. and Trump's Castle Associates for the year ended December 31, 1995.

(12) Incorporated herein by reference to the identically numbered Exhibit to Trump's Castle Funding, Inc.'s and Trump Castle Associates' Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(13) Incorporated herein by reference to the Exhibit in the Quarterly Report on Form 10-Q of Trump Taj Mahal Funding, Inc. for the quarter ended September 30, 1994.

(14) Incorporated herein by reference to the identically numbered Exhibit to Trump's Castle Funding, Inc. and Trump's Castle Associates, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(15) Incorporated herein by reference to the Exhibit to Trump's Castle Hotel & Casino, Inc., Trump's Castle Funding, Inc. and Trump's Castle Associates L.P.'s Registration Statement on Form S-4, Registration No.
      333-56865.

         (d) Financial Statement Schedules. See "Financial Statements and Supplementary Data-Index to Financial Statements and Financial Statement Schedules" for a list of the financial statement schedules included in this Annual Report.

            IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Registrant, the Registrant notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Annual Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrant. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrant are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report. The inclusion of the forward-looking statements contained in this Annual Report should not be regarded as a representation by the Registrant or any other person that the forward-looking statements contained in this Annual Report will be achieved. In light of the foregoing, readers of this Annual Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANTS HAVE DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON THEIR BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 30TH DAY OF MARCH, 1999.

                         TRUMP'S CASTLE HOTEL & CASINO, INC.


                         By: /s/ Nicholas L. Ribis
                             ---------------------------
                         BY: NICHOLAS L. RIBIS
                         TITLE: PRESIDENT


                         TRUMP'S CASTLE FUNDING, INC.

                         By: /s/ Nicholas L. Ribis
                             ---------------------------
                         BY: NICHOLAS L. RIBIS
                         TITLE: PRESIDENT


                         TRUMP'S CASTLE ASSOCIATES, L.P.

                         By: /s/ Donald J. Trump
                             ---------------------------
                         BY: DONALD J. TRUMP
                         TITLE: CHAIRMAN OF THE BOARD OF PARTNER REPRESENTATIVES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANTS AND IN THE CAPACITIES AND ON THE DATE INDICATED.


           SIGNATURE                                   TITLE                           DATE
           ---------                                   -----                           ----
TRUMP'S CASTLE HOTEL & CASINO, INC.

       /s/ DONALD J. TRUMP                     Chairman of the Board              March 30, 1999
----------------------------------
         Donald J. Trump

      /s/ NICHOLAS L. RIBIS          Director, President (Principal Executive     March 30, 1999
----------------------------------                      Officer)
        Nicholas L. Ribis

      /s/ ASHER O. PACHOLDER                          Director                    March 30, 1999
----------------------------------
        Asher O. Pacholder

        /s/ ARTHUR S. BAHR                            Director                    March 30, 1999
----------------------------------
          Arthur S. Bahr

       /s/ THOMAS F. LEAHY                            Director                    March 30, 1999
----------------------------------
         Thomas F. Leahy



       /s/ ROBERT M. PICKUS                           Director                    March 30, 1999
----------------------------------
         Robert M. Pickus

        /s/ JOHN P. BURKE            Director, Vice President, Assistant          March 30, 1999
----------------------------------     Treasurer (Principal Financial Officer)
          John P. Burke

   TRUMP'S CASTLE FUNDING, INC.

       /s/ DONALD J. TRUMP           Chairman of the Board                        March 30, 1999
----------------------------------
         Donald J. Trump

      /s/ NICHOLAS L. RIBIS          President (Principal Executive Officer)      March 30, 1999
----------------------------------
        Nicholas L. Ribis

        /s/ JOHN P. BURKE            Treasurer (Principal Financial Officer)      March 30, 1999
----------------------------------
          John P. Burke

 TRUMP'S CASTLE ASSOCIATES, L.P.

       /s/ DONALD J. TRUMP           Chairman of the Board of Partner             March 30, 1999
----------------------------------     Representatives
         Donald J. Trump

      /s/ NICHOLAS L. RIBIS          Board of Partner Representatives             March 30, 1999
----------------------------------
        Nicholas L. Ribis

      /s/ ASHER O. PACHOLDER         Board of Partner Representatives             March 30, 1999
----------------------------------
        Asher O. Pacholder

        /s/ ARTHUR S. BAHR           Board of Partner Representatives             March 30, 1999
----------------------------------
          Arthur S. Bahr

       /s/ THOMAS F. LEAHY           Board of Partner Representatives             March 30, 1999
----------------------------------
         Thomas F. Leahy

       /s/ ROBERT M. PICKUS          Board of Partner Representatives             March 30, 1999
----------------------------------
         Robert M. Pickus

        /s/ JOHN P. BURKE            Board of Partner Representatives,            March 30, 1999
----------------------------------     Treasurer and Chief Accounting
          John P. Burke                Officer of the Partnership



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

         The Registrants have not sent (and do not intend to send) an annual report to security holders covering the Registrants' last fiscal year and have not sent (and do not intend to send) a proxy statement, form of proxy or other proxy soliciting materials to security holders.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGE
                                                                                                        ----
Trump's Castle Associates, L.P. and Subsidiary

     Reports of Independent Public Accountants.................................................          F-2

     Consolidated Balance Sheets as of December 31, 1997 and 1998..............................          F-4

     Consolidated Statements of Operations for the period from January 1, 1996 through October
       6, 1996, the period from October 7, 1996 through December 31, 1996, and the years ended
       December 31, 1997 and 1998..............................................................          F-5

     Consolidated Statements of Partners' Capital for the period from January 1, 1996 through
       October 6, 1996, the period from October 7, 1996 through December 31, 1996, and the
       years ended December 31, 1997 and 1998 .................................................          F-6

     Consolidated Statements of Cash Flows for the period from January 1, 1996 through October
       6, 1996, the period from October 7, 1996 through December 31, 1996, and the years ended
       December 31, 1997 and 1998 .............................................................          F-7

     Notes to Consolidated Financial Statements................................................          F-8

Financial Statement Schedule

     Schedule II -- Valuation and Qualifying Accounts for the period from January 1, 1996 through
       October 6, 1996, the period from October 7, 1996 through December 31, 1996, and the years
       ended December 31, 1997 and 1998 .......................................................          S-1



Other Schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump's Castle Associates, L.P. and Subsidiary:

     We have audited the accompanying consolidated balance sheets of Trump's Castle Associates, L.P. (a New Jersey limited partnership) and Subsidiary as of December 31, 1997 and 1998, and the related consolidated statements of operations, partners' capital and cash flows for the period from October 7, 1996 through December 31, 1996 and for the years ended December 31, 1997 and 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump's Castle Associates, L.P. and Subsidiary as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the period from October 7, 1996 through December 31, 1996 and for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                      ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 2, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump's Castle Associates, L.P. and Subsidiary:

     We have audited the accompanying consolidated statements of operations, partners' capital and cash flows for the period from January 1, 1996 through October 6, 1996 of Trump's Castle Associates, L.P. (a New Jersey limited partnership) and Subsidiary. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the period from January 1, 1996 through October 6, 1996 of Trump's Castle Associates, L.P. and Subsidiary, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                        ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 7, 1997

                                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)

                                                                         DECEMBER 31,      DECEMBER 31,
                                                                             1997              1998
                                                                         ------------      ------------
                                ASSETS
CURRENT ASSETS
     Cash and cash equivalents......................................     $   14,472         $   19,723
     Trade receivables, less allowance for doubtful accounts
       of $1,479  and $1,920, respectively  (Note 3)................          7,465              7,098
     Other receivables..............................................            563              1,303
     Inventories (Note 3) ..........................................          3,090              3,020
     Prepaid expenses and other current assets......................          1,713              1,884
                                                                         ----------         ----------
              Total current assets..................................         27,303             33,028
                                                                         ----------         ----------

PROPERTY AND EQUIPMENT (Notes 2, 3, and 4)
     Land and land improvements.....................................         90,918             92,204
     Buildings and building improvements............................        405,290            406,296
     Furniture, fixtures and equipment..............................         25,175             28,559
                                                                         ----------         ----------
                                                                            521,383            527,059
     Less-Accumulated depreciation..................................         21,870             38,314
                                                                         ----------         ----------
                                                                            499,513            488,745
                                                                         ----------         ----------
DUE FROM AFFILIATE (Note 5).........................................          1,250              1,250
                                                                         ----------         ----------
OTHER ASSETS........................................................         13,340             13,865
                                                                         ----------         ----------
              Total assets..........................................     $  541,406         $  536,888
                                                                         ==========         ==========

                   LIABILITIES AND PARTNERS' CAPITAL


CURRENT LIABILITIES
     Current maturities-long term debt (Note 4).....................     $    7,954         $    1,277
     Trade accounts payable.........................................          7,360             10,147
     Due to affiliates (Note 5).....................................         23,949             21,602
     Accrued payroll and related expenses...........................          5,568              5,498
     Accrued interest payable  (Note 4).............................          4,020              4,777
     Gaming liabilities ............................................          2,232              2,273
     Self insurance reserves........................................          5,527              4,330
     Other..........................................................          5,055              4,800
                                                                         ----------         ----------
              Total current liabilities.............................         61,665             54,704

LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 4)....................        341,343            368,529
OTHER LONG-TERM LIABILITIES.........................................          4,730              3,541
                                                                         ----------         ----------
              Total liabilities.....................................        407,738            426,774
                                                                         ----------         ----------
COMMITMENTS AND CONTINGENCIES (Note 6)..............................

PARTNERS' CAPITAL (Notes 2, 4 and 5)................................
     Contributed capital............................................        175,395            175,395
     Accumulated deficit............................................        (41,727)           (65,281)
                                                                         ----------         ----------
              Total partners' capital...............................        133,668            110,114
                                                                         ----------         ----------
              Total liabilities and partners' capital...............     $  541,406         $  536,888
                                                                         ==========         ==========


                The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (IN THOUSANDS)
                                                    (NOTE 2)

                                                  PREDECESSOR                          SUCCESSOR
                                                ----------------  ----------------------------------------------------
                                                    PERIOD               PERIOD             YEAR             YEAR
                                                FROM JANUARY 1,    FROM OCTOBER 7,         ENDED            ENDED
                                                 1996 THROUGH        1996 THROUGH       DECEMBER 31,    DECEMBER 31,
                                                OCTOBER 6, 1996   DECEMBER 31, 1996         1997            1998
                                                ---------------   -----------------     ------------    --------------
REVENUES
   Gaming (Note 3)........................          $197,878          $ 50,460           $261,439         $261,609
   Rooms..................................            14,959             3,958             19,055           16,121
   Food and beverage......................            26,034             6,860             34,105           34,037
   Other..................................             7,085             1,706             11,161           10,806
                                                    --------          --------           --------         --------
        Gross revenues....................           245,956            62,984            325,760          322,573
   Less-Promotional allowances (Note 3)...            31,229             8,238             41,084           38,659
                                                    --------          --------           --------         --------
        Net revenues......................           214,727            54,746            284,676          283,914
                                                    --------          --------           --------         --------
COST AND EXPENSES
(Notes 2, 5, 6 and 7)
   Gaming.................................           130,932            33,741            170,634          166,525
   Rooms..................................             2,303               781              2,833            3,283
   Food and beverage......................             8,415             2,257              9,882            9,599
   General and administrative.............            53,788            15,615             62,722           60,054
   Depreciation and amortization (Note 3)             12,253             4,819             17,089           16,612
                                                    --------          --------           --------         --------
                                                     207,691            57,213            263,160          256,073
                                                    --------          --------           --------         --------
        Income (loss) from operations.....             7,036            (2,467)            21,516           27,841
OTHER INCOME (Note 9).....................             3,000                 -                -                -
INTEREST INCOME...........................               386               217                452              869
INTEREST EXPENSE (Note 4).................           (36,949)          (11,553)           (49,892)         (52,264)
                                                    --------          --------           --------         --------
        Net loss..........................          $(26,527)         $(13,803)          $(27,924)        $(23,554)
                                                    =========         =========          ========         ========




          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                                 (IN THOUSANDS)
                                                    (NOTE 2)

                                                                   CONTRIBUTED       ACCUMULATED
                                                                     CAPITAL           DEFICIT            TOTAL
                                                                   -----------       ------------      ------------
Balance at December 31, 1995 (Predecessor)..................        $  73,395        $  (67,582)       $     5,813
    Net loss for the period from January 1, 1996 through
       October 6, 1996......................................                -           (26,527)           (26,527)
                                                                    ---------        ----------        -----------
Balance at October 6, 1996 (Predecessor)....................           73,395           (94,109)           (20,714)

    Capital contributed by THCR Holdings....................            5,000                 -              5,000
    Adjustment to reflect acquisition of the Partnership by
       THCR Holdings........................................          102,000            94,109            196,109
    Net loss for the period from October 7, 1996 through
       December 31, 1996....................................                -           (13,803)           (13,803)
                                                                    ---------        ----------        -----------
Balance at December 31, 1996 (Successor)....................          180,395           (13,803)           166,592

    Reclassification of 1996 capital contributed by THCR
       Holdings to debt.....................................           (5,000)                -             (5,000)
    Net loss................................................                -           (27,924)           (27,924)
                                                                    ---------        -----------       -----------
Balance at December 31, 1997 (Successor)....................          175,395           (41,727)           133,668
    Net loss................................................                -           (23,554)           (23,554)
                                                                    ---------        ----------        -----------
Balance at December 31, 1998 (Successor)....................        $ 175,395        $  (65,281)       $   110,114
                                                                    =========      --==========        ===========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                  TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                     (NOTE 2)


                                                      PREDECESSOR                        SUCCESSOR
                                                    ---------------    -----------------------------------------------
                                                        PERIOD               PERIOD           YEAR            YEAR
                                                    FROM JANUARY 1,     FROM OCTOBER 7,      ENDED           ENDED
                                                     1996 THROUGH        1996 THROUGH     DECEMBER 31,   DECEMBER 31,
                                                    OCTOBER 6, 1996    DECEMBER 31, 1996      1997           1998
                                                    ---------------    -----------------  ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss....................................        $ (26,527)         $ (13,803)       $ (27,924)      $ (23,554)
   Adjustments  to reconcile net loss to
     net cash flows provided by (used  in)
     operating activities -- Depreciation
       and amortization........................           12,253              4,819           17,089          16,612
     Issuance of PIK debt in exchange for
       accrued interest........................            4,292              4,589           10,156          11,614
     Accretion of bond discount................            2,061                681            3,213           3,754
     Provision for losses on receivables.......            1,340                 63            1,450             951
     Amortization of CRDA tax credits..........              305                258               33              33
     Valuation allowance -- CRDA investments...              710                100            1,368           1,116
     (Increase) decrease in receivables........           (1,290)             1,626           (1,782)         (1,324)
     Decrease (increase) in inventories........              122                147           (1,792)             70
     Decrease (increase) in prepaid
       expenses and other current assets.......            2,131                707             (153)            182
     Decrease (increase)  in other assets......              182                935           (1,254)            111
     Increase in due to affiliates.............              576              1,136           19,557             123
     Increase (decrease) in current
       liabilities ............................            7,050             (4,801)          (5,781)          1,535
     Increase (decrease) in other
       liabilities ............................            2,419             (3,647)            (174)         (1,189)
                                                       ---------          ---------        ---------       ---------
       Net cash flows provided by (used in)
         operating activities..................            5,624             (7,190)          14,006          10,034
                                                       ---------          ---------        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment, net             (4,235)              (362)          (5,972)         (2,761)
     Purchases of CRDA investments.............           (2,143)              (397)          (3,273)         (3,241)
                                                       ---------          ---------        ---------       ---------
       Net cash flows used in investing
         activities............................           (6,378)              (759)          (9,245)         (6,002)
                                                       ---------          ---------        ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of other borrowings.............           (2,649)            (1,044)          (6,069)        (64,480)
     Proceeds of other borrowings..............            1,738                  -              400          67,000
     Cost of issuing debt......................                -                  -                -          (1,301)
     Capital contribution......................                -              5,000                -               -
                                                       ---------          ---------        ---------       ---------
       Net cash flows (used in) provided by
         financing activities..................             (911)             3,956           (5,669)          1,219
                                                       ---------          ---------        ---------       ---------
       Net (decrease) increase in cash and
         cash equivalents......................           (1,665)            (3,993)            (908)          5,251
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD..........................           21,038             19,373           15,380          14,472
                                                       ---------          ---------        ---------       ---------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD.................................           $  19,373          $  15,380        $  14,472       $  19,723
                                                       =========          =========        =========       =========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND OPERATIONS

     The accompanying consolidated financial statements include those of Trump's Castle Associates, L.P., a New Jersey limited partnership (the "Partnership"), and its wholly owned subsidiary, Trump's Castle Funding Inc., a New Jersey corporation ("Funding"). The Partnership is 99% owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings") and 1% by Trump's Castle Hotel & Casino, Inc., a New Jersey corporation ("TCHI") . TCHI is wholly owned by THCR Holdings, and THCR Holdings is currently a 63.4% owned subsidiary of Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR").

     All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The Partnership operates the Trump Marina Hotel Casino ("Trump Marina"), a luxury casino hotel located in the Marina District of Atlantic City, New Jersey. The primary portion of Trump Marina's revenues are derived from its gaming operations. Competition in the Atlantic City gaming market is intense and the Partnership believes that the competition will continue to intensify due to expansion by existing operators and new entrants to the gaming industry becoming operational.

     Since Funding has no business operations, its ability to repay the principal and interest on the $62,000,000 10 1/4% Senior Secured Notes due 2003 (the "New Senior Notes"), the 11 3/4% Mortgage Notes due 2003 (the "Mortgage Notes") and its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") is completely dependent upon the operations of the Partnership. (See Note 4).

     Since TCHI has no operations, its ability to repay the principal and interest on the $5,000,000 10 1/4% Senior Secured Notes due 2003 (the "Working Capital Loan") is completely dependent on the operations of the Partnership. (See Note 4).

(2) ACQUISITION OF THE PARTNERSHIP AND BASIS OF PRESENTATION

     Pursuant to the terms of the Agreement dated as of June 24, 1996, as amended (the "Agreement") between THCR Holdings and entities owned by Donald J. Trump ("Trump"), THCR Holdings acquired on October 7, 1996, all of the outstanding equity interest of the Partnership (the "Acquisition"). The Acquisition has been accounted for as a purchase. For his equity interest in the Partnership, Trump received a 15.33863% limited partnership interest in THCR Holdings valued at $168,126,000, which is exchangeable into 5,837,700 shares of Common Stock of THCR, par value $.01 per share (the "THCR Common Stock"). The excess of the purchase price over the fair value of the net assets acquired of $196,109,000 (including transaction costs, the purchase of the outstanding TCHI warrants and the historical negative book value of the Partnership of $20,714,000) has been recorded on the books of the Partnership and has been allocated to property, plant and equipment based upon an appraisal.

     The Acquisition resulted in an increase of $196,109,000 to the carrying value of property, plant and equipment, an increase to contributed capital of $102,000,000 and an elimination of the accumulated deficit of $94,109,000.

     As a result of the Acquisition, a new basis of accounting was established and financial statements prior to October 7, 1996 are presented as Predecessor financial statements. The financial statements from October 7, 1996 forward are presented as Successor financial statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     The following unaudited pro forma information has been prepared assuming the Acquisition had occurred as of January 1, 1996. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the Acquisition had been made on January 1, 1996. In addition, the pro forma information is not intended to be a projection of future results.

                                      PERIOD FROM JANUARY 1, 1996
                                        THROUGH OCTOBER 6, 1996
                                      ---------------------------
                                              (UNAUDITED)

Net Revenues .......................          $214,727,000
                                              ============
Income from Operations .............          $  3,005,000
                                              ============
Net Loss ...........................          $(30,558,000)
                                              ============


(3)  ACCOUNTING POLICIES

     Use of Estimates

     The preparation of these financial statements in conformity with generally accepted accounting principles requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

     Revenue Recognition

     Casino revenues consist of the net win from gaming activities, which is the difference between gaming wins and losses. Revenues from hotel and other services are recognized at the time the related services are performed.

     The Partnership provides an allowance for doubtful accounts arising from casino, hotel and other services, which is based upon a specific review of certain outstanding receivables and historical collection performance. In determining the amount of the allowance, the Partnership is required to make certain estimates and assumptions and actual results may differ from these estimates and assumptions.

     Promotional Allowances

     Gross revenues include the retail value of the complimentary food, beverage and hotel services provided to patrons. The retail value of these promotional allowances is deducted from gross revenues to arrive at net revenues. The costs of such complementaries have been included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of:


                                                   PREDECESSOR                         SUCCESSOR
                                                 ---------------     -------------------------------------------------
                                                                      PERIOD FROM
                                                       PERIOD          OCTOBER 7,           YEAR             YEAR
                                                  FROM JANUARY 1,     1996 THROUGH         ENDED            ENDED
                                                    1996 THROUGH      DECEMBER 31,       DECEMBER 31,     DECEMBER 31,
                                                  OCTOBER 6, 1996         1996              1997             1998
                                                 ----------------     ------------       ------------     ------------
Rooms.......................................       $ 8,862,000         $2,434,000        $11,257,000       $11,258,000
Food and Beverage...........................        16,878,000          4,877,000         21,830,000        21,904,000
Other.......................................         2,574,000            743,000          5,618,000         5,082,000
                                                   -----------         ----------        -----------      ------------

                                                   $28,314,000         $8,054,000        $38,705,000       $38,244,000
                                                   ===========         ==========        ===========       ===========

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Income Taxes

     The accompanying consolidated financial statements do not include a provision for federal income taxes of the Partnership, since any income or losses allocated to the partners are reportable for federal income tax purposes by the partners.

     Under the New Jersey Casino Control Act (the "Casino Control Act") and the regulations promulgated thereunder, the Partnership and Funding are required to file a consolidated New Jersey corporation business tax return.

     As of December 31, 1998, the Partnership had New Jersey state net operating loss carryforwards of approximately $136,853,000, which are available to offset taxable income through the year 2005. The net operating loss carryforwards result in a deferred tax asset of $12,317,000, which has been offset by a valuation allowance of $12,317,000, as utilization of such carryforwards is not considered to be more likely than not.

     Inventories

     Inventories of provisions and supplies are carried at the lower of cost (first-in, first-out basis) or market.

     Property and Equipment

     Property and equipment are recorded at cost and depreciated on the straight-line method over the estimated useful lives of the related assets. During the second quarter of 1997, the Partnership revised its estimates of the useful lives of buildings, building improvements and furniture and fixtures which were acquired in 1996. Buildings and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a five to seven year life. The Partnership believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. During 1997 and 1998, the net effect of applying these new lives was to decrease the net loss by $4,226,000 and $4,696,000, respectively.

     Long-Lived Assets

     The provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Partnership does not believe that any such changes have occurred.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Statements of Cash Flows

     For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less, at the time of purchase, to be cash equivalents.

     Supplemental disclosures relating to the statements of cash flows are as follows:


                                                    PREDECESSOR                         SUCCESSOR
                                                  --------------    -------------------------------------------------
                                                                        PERIOD FROM
                                                       PERIOD          OCTOBER 7,           YEAR             YEAR
                                                  FROM JANUARY 1,     1996 THROUGH         ENDED            ENDED
                                                    1996 THROUGH      DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                                  OCTOBER 6, 1996         1996              1997             1998
                                                  ---------------   -----------------   ------------     ------------
Cash paid during the period for interest
  (net of amounts capitalized)................      $ 18,209,000     $  18,278,000      $  36,192,000   $  35,962,000
                                                    ============     =============      =============   =============


     Reclassifications

     Certain reclassifications have been made to the prior period financial statements in order to conform to the 1998 presentation.


(4) LONG TERM DEBT

     Long term debt consists of:


                                                                                     DECEMBER 31,        DECEMBER 31,
                                                                                        1997                1998
                                                                                     ------------        ------------
                                                                                                             >
Mortgage Notes, due 2003
   (Net of discount of $30,170,000 and $26,807,000, respectively)..........           $211,971,000       $215,334,000
PIK Notes, due 2005
   (Net of discount of $7,197,000  and $6,806,000, respectively)...........             73,699,000         85,704,000
New Senior Notes, due 2003.................................................                  --            62,000,000
Working Capital Loan, due 2003.............................................                  --             5,000,000
Other borrowings...........................................................             59,933,000               --
Capital lease obligations..................................................              3,694,000          1,768,000
                                                                                      ------------       ------------
     Total debt............................................................            349,297,000        369,806,000
Less-current maturities....................................................              7,954,000          1,277,000
                                                                                      ------------       ------------

     Long term debt........................................................           $341,343,000       $368,529,000
                                                                                      ============       ============


     The Mortgage Notes bear interest at 11-3/4%, payable in cash semi-annually, and mature on November 15, 2003. The Mortgage Notes may be redeemed at Funding's option at a rate of 105-7/8% of the principal amount commencing on December 31, 1998, which declines gradually thereafter.

     The PIK Notes bear interest at 13-7/8% payable at Funding's option in whole or in part in cash and through the issuance of additional PIK Notes through November 15, 2003. After November 15, 2003, interest on the PIK Notes is payable in cash at the rate of 13-7/8%. The PIK Notes mature on November 15, 2005. The PIK Notes may be redeemed at Funding's option at 100% of the principal amount under certain conditions, as defined in the PIK Note Indenture, and a specified percentage are required to be redeemed from the proceeds of any equity offering of the Partnership. Interest payments of $10,156,000 and $11,614,000 in 1997 and 1998, respectively, were satisfied

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

by the issuance of additional PIK Notes. The Partnership anticipates that interest due in 1999 will be satisfied through the issuance of additional PIK Notes.

     On May 21, 1996, THCR Holdings acquired approximately 90% of the PIK Notes for approximately $38,700,000 in exchange for which THCR Holdings received an aggregate of approximately $59,300,000 of PIK Notes.

     The terms of both the Mortgage Notes and PIK Notes include limitations on the amount of additional indebtedness the Partnership may incur, distributions, investments and other business activities of the Partnership.

     The Mortgage Notes are secured by a promissory note of the Partnership to Funding (the "Partnership Note") in an amount and with payment terms necessary to service the Mortgage Notes. The Partnership Note is secured by a mortgage on Trump Marina and substantially all of the other assets of the Partnership. The Partnership Note has been assigned by Funding to the Trustee to secure the repayment of the Mortgage Notes. In addition, the Partnership has guaranteed (the "Guaranty") the payment of the Mortgage Notes, which Guaranty is secured by a mortgage on Trump Marina. The Partnership Note and the Guaranty are expressly subordinated to the indebtedness of the New Senior Notes and the Working Capital Loan (collectively, the "Senior Indebtedness") and the liens of the mortgages securing the Partnership Note and the Guaranty are subordinate to the liens securing the Senior Indebtedness.

     The PIK Notes are secured by a subordinated promissory note of the Partnership to Funding (the "Subordinated Partnership Note"), which has been assigned to the Trustee for the PIK Notes, and the Partnership has issued a subordinated guaranty (the "Subordinated Guaranty") of the PIK Notes. The Subordinated Partnership Note and the Subordinated Guaranty are expressly subordinated to the Senior Indebtedness, the Partnership Note and the Guaranty.

     On April 17, 1998, Funding refinanced its 11 1/2% Senior Secured Notes due 2000 (the "Old Senior Notes") and its term loan with a bank (the "Term Loan") by issuing the New Senior Notes. The New Senior Notes have a priority mortgage lien ahead of the Partnership's Mortgage Notes and are further secured by virtually all of the Partnership's assets. The New Senior Notes have an outstanding principal amount of $62,000,000, bear interest at the rate of 10 1/4% per annum, payable semi-annually and mature on April 30, 2003.

     In connection with the refinancing discussed above, TCHI obtained a $5,000,000 working capital loan, the proceeds of which were loaned to the Partnership. The Working Capital Loan has an outstanding principal amount of $5,000,000, bears interest at the rate of 10 1/4% per annum, and matures on April 30, 2003. Both the New Senior Notes and the Working Capital Loan are guaranteed by the Partnership.

     The ability of Funding and the Partnership to pay their indebtedness when due, will depend on the ability of the Partnership to either generate cash from operations sufficient for such purposes or to refinance such indebtedness on or before the date on which it becomes due. Cash flow from operations may not be sufficient to repay a substantial portion of the principal amount of the debt at maturity. The future operating performance of the Partnership and the ability to refinance this debt will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Funding, TCHI or the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) RELATED PARTY TRANSACTIONS

     Trump Management Fee

     The Partnership has a Services Agreement (the "Services Agreement") with Trump Casinos II, Inc. ("TCI-II"), a corporation wholly-owned by Trump. Pursuant to the terms of the Services Agreement, TCI-II is obligated to provide the Partnership, from time to time, when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other similar and related services with respect to the business and operations of the Partnership, including such other services as the Managing Partner may reasonably request.

     Pursuant to the Services Agreement, the Partnership is required to pay an annual fee in the amount of $1,500,000 to TCI-II for each year in which Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined, exceeds certain levels. In addition, TCI-II is to receive an incentive fee equal to 10% of the excess EBITDA over $45,000,000 for such fiscal year.

     For all periods presented, the Partnership incurred no fees and expenses under the Services Agreement. As the Partnership did not meet the required level of EBITDA during 1996, the monthly advances to TCI-II related to the Services Agreement were suspended and, at October 6, 1996, the Partnership recorded an amount due from affiliate of $1,250,000, which represents the amounts advanced during the year, and will be offset against future management fees. The Partnership made no monthly advances to TCI-II related to the Services Agreement during 1997 or 1998. The Services Agreement expires on December 31, 2005.

     Transactions with Affiliates

     At December 31, 1997 and 1998 amounts due to affiliates were $23,949,000 and $21,602,000, respectively. The Partnership has engaged in limited intercompany transactions with Trump Plaza Associates ("Plaza Associates"), Trump Taj Mahal Associates ("Taj Associates"), Trump Casino Services, L.L.C. ("TCS"), and the Trump Organization, all of which are affiliates of Trump.

     TCS, which was formed for the purpose of realizing cost savings and operational synergies, provides certain administrative functions and certain services to Plaza Associates, Taj Associates and the Partnership.

     In 1997, the Partnership reclassified $5,000,000 of capital contributed in 1996 by THCR Holdings into a note payable. The note bears interest at the prime rate plus 1%, which was 8 3/4% at December 31, 1998. During June 1997, the Partnership repaid $2,000,000 plus accrued interest on this note. In January 1998, the Partnership repaid an additional $2,550,000.

     Partnership Agreement

     Under the terms of the Partnership Agreement, the Partnership is required to pay all costs incurred by TCI-II. For the period from January 1, 1996 through October 6, 1996, the period from October 7, 1996 through December 31, 1996, and the years ended December 31, 1997 and 1998, the Partnership paid $1,572,000, $72,000, $0 and $0, respectively, of expenses on behalf of TCI-II which were charged to general and administrative expense in the accompanying consolidated financial statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) COMMITMENTS AND CONTINGENCIES

     Casino License Renewal

     The Partnership is subject to regulation and licensing by the New Jersey Casino Control Commission (the "CCC"). The Partnership's casino license must be renewed periodically, is not transferable, is dependent upon the financial stability of the Partnership, and can be revoked at any time. Due to the uncertainty of any license renewal application, there can be no assurance that the license will be renewed. Upon revocation, suspension for more than 120 days, or failure to renew the casino license due to the Partnership's financial condition or for any other reason, the Casino Control Act provides that the CCC may appoint a conservator to take possession of and title to the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

     On June 22, 1995, the CCC renewed the casino license of the Partnership through 1999, subject to certain continuing reporting and compliance conditions.

     Self Insurance Reserves

     Self insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers compensation and other legal proceedings in the normal course of business. These reserves are established by the Partnership based upon a specific review of open claims as of the balance sheet date as well as historical claims settlement experience, with consideration of incurred but not reported claims as of the balance sheet date. During 1998 self insurance reserves decreased due to an internally focused aggressive policy where potential lawsuits are challenged immediately. Additionally, a more aggressive litigation policy was pursued to deter present and future frivolous lawsuits. The Partnership also retained an outside consultant to comprehensively review certain claims and to assist the Partnership in establishing certain estimated reserves at December 31, 1998. The costs of the ultimate disposition of these claims may differ from these reserve amounts.

     Employment Agreements

     The Partnership has entered into employment agreements with certain key employees which expire at various dates through December 31, 2000. Total minimum commitments on these agreements at December 31, 1998 were approximately $4,184,000.

     Legal Proceedings

     The Partnership is involved in legal proceedings incurred in the normal course of business. In the opinion of management and its counsel, if adversely decided, none of these proceedings would have a material effect on the consolidated financial position of the Partnership.

     Casino Reinvestment Development Authority Obligations

     Pursuant to the provisions of the Casino Control Act, the Partnership must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1 1/4% of its gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2 1/2% of its gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (the "CRDA"), both of which bear interest at below market interest rates. The Partnership is required to make quarterly deposits with the CRDA to satisfy its investment obligations.

     From time to time the Partnership has elected to donate funds that it has on deposit with the CRDA in return for tax credits to satisfy substantial portions of the Partnership's future investment alternative tax

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


obligations. For the period from January 1, 1996 through October 6, 1996, the period from October 7, 1996 through December 31, 1996, and the years ended December 31, 1997 and 1998, the Partnership charged to operations $305,000, $258,000, $33,000 and $33,000, respectively, which represents amortization of the tax credits received.

     For the period from January 1, 1996 through October 6, 1996, the period from October 7, 1996 through December 31, 1996, and the years ended December 31, 1997 and 1998, the Partnership charged to operations $710,000, $100,000, $1,368,000 and $1,116,000, respectively, to give effect to the below market interest rates of associated CRDA deposits and bonds.

(7) EMPLOYEE BENEFIT PLANS

     The Partnership has a retirement savings plan for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 15% (effective January 1, 1999, 20%) of their earnings to the plan up to the maximum amount permitted by law, and the Partnership will match 50% of an eligible employee's contributions up to a maximum of 6% of the employee's earnings. The Partnership recorded charges of approximately $765,000, $212,000, $937,000 and $1,138,000 for matching contributions for the period from January 1, 1996 through October 6, 1996, the period from October 7, 1996 through December 31, 1996, and the years ended December 31, 1997 and 1998, respectively.

     The Partnership makes payments to various trusted multi-employer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. It is not practical to determine the amount of payments ultimately used to fund pension benefit plans or the current financial condition of the plans. Under the Employee Retirement Income Security Act, the Partnership may be liable for its share of the plans' unfunded liabilities, if any, if the plans are terminated or if the Partnership withdraws from participation in such plans. Pension expense charged to operations for the period from January 1, 1996 through October 6, 1996, the period from October 7, 1996 through December 31, 1996, and the years ended December 31, 1997 and 1998 were $389,000, $109,000, $547,000 and $598,000, respectively.

     The Partnership provides no other material post employment benefits.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of the following financial instruments of the Partnership and Funding approximate fair value, as follows: (a) cash and cash equivalents, receivables and payables based on the short-term nature of these financial instruments, (b) CRDA bonds and deposits based on the allowances to give effect to the below market interest rates.

     The fair values of the Mortgage Notes and PIK Notes are based on quoted market prices as follows:

                                                  DECEMBER 31, 1997
                                        CARRYING AMOUNT             FAIR VALUE
                                        ---------------          ---------------
11 3/4% Mortgage Notes..............      $211,971,000            $225,191,000
PIK Notes...........................      $ 73,699,000            $ 75,233,000

                                                  DECEMBER 31, 1998
                                        CARRYING AMOUNT             FAIR VALUE
                                        ---------------          ---------------
11 3/4% Mortgage Notes..............      $215,334,000            $198,556,000
PIK Notes...........................      $ 85,704,000            $ 83,259,000

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     There are no quoted market prices for the Partnership's New Senior Notes and Working Capital Loan. A reasonable estimate of their value could not be made without incurring excessive costs.

(9) LICENSE REVENUE

     During 1996, the Partnership entered into an agreement with Atlantic Thermal Systems, Inc. ("Atlantic Thermal") pursuant to which Atlantic Thermal was granted an exclusive license to use, operate and maintain certain steam and chilled water production facilities located at Trump Marina. In consideration of the license, Atlantic Thermal paid the Partnership a $3,000,000 non-refundable license fee. This amount has been included in other non-operating income in the Partnership's accompanying consolidated statements of operations.

(10) FINANCIAL INFORMATION OF FUNDING

     Financial information relating to Funding is as follows:


                                                                                               DECEMBER 31,       DECEMBER 31,
                                                                                                   1997              1998
                                                                                               -------------     -------------
Total Assets (including Mortgage Notes Receivable of $242,141,000, net of unamortized discount of $30,170,000 and $26,807,000 at December 31, 1997 and December 31, 1998, PIK Notes Receivable of $80,896,000, net of
     unamortized discount of $7,197,000 at December 31, 1997 and $92,510,000, net of unamortized discount of $6,806,000 at December 31, 1998, Old Senior
     Notes Receivable of $27,000,000 at December 31, 1997 and New Senior Notes
     Receivable of $62,000,000 at December 31, 1998)...................................        $312,670,000      $363,038,000
                                                                                               ============      ============
------------------------------------------------------------------------
Total Liabilities and Capital (including Mortgage Notes Payable of $242,141,000, net of unamortized discount of $30,170,000 and $26,807,000 at December 31,
     1997 and December 31, 1998, PIK Notes Payable of $80,896,000, net of
     unamortized discount of $7,197,000 at December 31, 1997 and $92,510,000, net of unamortized discount of $6,806,000 at December 31, 1998, Old Senior
     Notes Payable of $27,000,000 at December 31, 1997 and New Senior Notes
     Payable of $62,000,000 at December 31, 1998)......................................        $312,670,000      $363,038,000
                                                                                               ============      ============

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                               ------------------------------
                                                                                                   1997             1998
                                                                                               -------------     -------------
Interest Income.........................................................................       $  44,961,000     $  49,274,000
Interest Expense........................................................................          44,961,000        49,274,000
                                                                                               -------------     -------------
Net Income..............................................................................       $        --       $        --
                                                                                               =============     =============

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) FINANCIAL INFORMATION OF TCHI

     Financial information relating to TCHI is as follows:


                                                                           DECEMBER 31,     DECEMBER 31,
                                                                               1997             1998
                                                                           ------------     ------------
Total Assets (including Working Capital Loan Receivable of
     $5,000,000 at December 31, 1998)..........................           $      -           $ 5,000,000
                                                                          ==============     ===========
Total Liabilities and Capital  (including Working Capital Loan
     Payable of $5,000,000 at December 31, 1998)...............           $      -           $ 5,000,000
                                                                          ==============     ===========
                                                                              YEAR ENDED DECEMBER 31,
                                                                               1997             1998
                                                                          --------------     -----------
Interest Income................................................           $      -           $   362,000
Interest Expense...............................................           $      -               362,000
                                                                          --------------     -----------
Net Income.....................................................           $      -           $     -
                                                                          ==============     ===========




                                                                                                        SCHEDULE II

                                   TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                        BALANCE AT     CHARGED TO                      BALANCE AT
                                                        BEGINNING       COSTS AND        OTHER           END OF
                                                        OF PERIOD       EXPENSES        CHARGES          PERIOD
                                                      ------------    ------------  ---------------   -------------
PERIOD FROM JANUARY 1, 1996 THROUGH
   OCTOBER 6, 1996
   Allowance for doubtful accounts................    $  1,969,000    $  1,340,000   $(1,302,000)(A)  $  2,007,000
                                                      ============    ============   ============     ============
   Valuation allowance for interest differential
     on CRDA bonds................................    $  1,744,000    $    710,000   $   (38,000)(B)  $  2,416,000
                                                      ============    ============   ============     ============
PERIOD FROM OCTOBER 7, 1996 THROUGH
   DECEMBER 31, 1996
   Allowance for doubtful accounts................    $  2,007,000    $     63,000   $  (526,000)(A)  $  1,544,000
   Valuation allowance for interest differential      ============    ============   ============     ============
     on CRDA bonds................................    $  2,416,000    $    100,000   $   (12,000)(B)  $  2,504,000
                                                      ============    ============   ============     ============
YEAR ENDED DECEMBER 31, 1997
   Allowance for doubtful accounts................    $  1,544,000    $  1,450,000   $(1,515,000)(A)  $  1,479,000
                                                      ============    ============   ============     ============
   Valuation allowance for interest differential
     on CRDA bonds................................    $  2,504,000    $  1,368,000   $  (430,000)(B)  $  3,442,000
                                                      ============    ============   ============     ============
YEAR ENDED DECEMBER 31, 1998
   Allowance for doubtful accounts................    $  1,479,000    $    951,000   $  (510,000)(A)  $  1,920,000
                                                      ============    ============   ============     ============
   Valuation allowance for interest differential
     on CRDA bonds................................    $  3,442,000    $  1,116,000   $     -          $  4,558,000
                                                      ============    ============   ============     ============


(A) Write-off of uncollectible accounts.

(B) Write-off of allowance applicable to contribution of CRDA deposits.

                                  EXHIBIT INDEX

 EXHIBIT
   NO.                            DESCRIPTION OF EXHIBIT
 -------                          ----------------------
   10.49    Employment Agreement, dated July 24, 1995, as amended, between
              Lawrence J. Mullin and Trump's Castle Associates, L.P.
   21       List of Subsidiaries of Trump's Castle Hotel & Casino, Inc., Trump's
              Castle Associates, L.P. and Trump's Castle Funding, Inc.
   27.1     Financial Data Schedule of Trump's Castle Funding, Inc.
   27.2     Financial Data Schedule of Trump's Castle Associates, L.P.
   27.3     Financial Data Schedule of Trump's Castle Hotel & Casino, Inc.