Form 10-Q
period 1999-03-31
TRUMPS CASTLE HOTEL & CASINO INC; TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE ASSOCIATES LP
filed 1999-05-14
CIK 1063882, 770618, 911534

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999
                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________ to ________

                         COMMISSION FILE NUMBER: 1-9029

                                   ----------

                       TRUMP'S CASTLE HOTEL & CASINO, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

           NEW JERSEY                                           11-2735914
           ----------                                           ----------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                      HURON AVENUE AND BRIGANTINE BOULEVARD
                         ATLANTIC CITY, NEW JERSEY 08401
                                 (609) 441-6060
          ------------------------------------------------------------
          (Address, including Zip Code and Telephone Number, Including
             Area Code, of Registrant's Principal Executive Offices)


                          TRUMP'S CASTLE FUNDING, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                           11-2739203
          ----------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                      HURON AVENUE AND BRIGANTINE BOULEVARD
                         ATLANTIC CITY, NEW JERSEY 08401
                                 (609) 441-6060
          ------------------------------------------------------------
          (Address, including Zip Code and Telephone Number, Including
             Area Code, of Registrant's Principal Executive Offices)


                         TRUMP'S CASTLE ASSOCIATES, L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                          22-2608426
          ----------                                          ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                      HURON AVENUE AND BRIGANTINE BOULEVARD
                         ATLANTIC CITY, NEW JERSEY 08401
                                 (609) 441-6060
          ------------------------------------------------------------
          (Address, including Zip Code and Telephone Number, Including
             Area Code, of Registrant's Principal Executive Offices)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] [_]

     AS OF MAY 13, 1999, THERE WERE 100 SHARES OF TRUMP'S CASTLE HOTEL & CASINO, INC.'S COMMON STOCK, NO PAR VALUE, OUTSTANDING. TRUMP'S CASTLE HOTEL & CASINO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

     AS OF MAY 13, 1999, THERE WERE 200 SHARES OF TRUMP'S CASTLE FUNDING, INC.'S COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING. TRUMP'S CASTLE FUNDING, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                         TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                                       INDEX TO FORM 10-Q

                                                                                       PAGE NO.
                                                                                       --------
PART I - FINANCIAL INFORMATION

    ITEM 1 - Financial Statements
             Condensed Consolidated Balance Sheets as of
             December 31, 1998 and March 31, 1999 (unaudited) ...........................  1

             Condensed Consolidated Statements of Operations for the
             three months ended March 31, 1998 and 1999 (unaudited)......................  2

             Condensed Consolidated Statement of Partners' Capital
             for the three months ended March 31, 1999 (unaudited).......................  3

             Condensed Consolidated Statements of Cash Flows for the
              three months ended March 31, 1998 and 1999 (unaudited) ....................  4

             Notes to Condensed Consolidated Financial Statements
             (unaudited).....................  5

    ITEM 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations ..................................................  8

    ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk ................. 12

PART II - OTHER INFORMATION

    ITEM 1 - Legal Proceedings........................................................... 13

    ITEM 2 - Changes in Securities and Use of Proceeds................................... 14

    ITEM 3 - Defaults Upon Senior Securities............................................. 14

    ITEM 4 - Submission of Matters to a Vote of Security Holders......................... 14

    ITEM 5 - Other Information........................................................... 14

    ITEM 6 - Exhibits and Reports on Form 8-K............................................ 14

SIGNATURES

    SIGNATURE - Trump's Castle Hotel & Casino, Inc....................................... 15

    SIGNATURE - Trump's Castle Funding, Inc.............................................. 16

    SIGNATURE - Trump's Castle Associates, L.P........................................... 17


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         DECEMBER 31,   MARCH 31,
                                                                            1998          1999
                                                                         ------------  -----------
                                                                                       (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:

   Cash and cash equivalents ............................................   $ 19,723   $ 25,967
   Receivables, net .....................................................      8,401      8,107
   Inventories ..........................................................      3,020      2,998
   Other current assets .................................................      1,884      1,871
                                                                            --------   --------
         Total current assets ...........................................     33,028     38,943
PROPERTY AND EQUIPMENT, NET .............................................    488,745    485,687
OTHER ASSETS ............................................................     15,115     15,584
                                                                            --------   --------
         Total assets ...................................................   $536,888   $540,214
                                                                            ========   ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:

   Current maturities-long term debt ....................................   $  1,277   $    903
   Accounts payable and accrued expenses ................................     27,048     28,033
   Due to affiliates ....................................................     21,602     20,409
   Accrued interest payable .............................................      4,777     13,531
                                                                            --------   --------
         Total current liabilities ......................................     54,704     62,876
LONG TERM DEBT, LESS CURRENT MATURITIES .................................    368,529    369,465
OTHER LONG TERM LIABILITIES .............................................      3,541      6,696
                                                                            --------   --------
         Total liabilities ..............................................    426,774    439,037
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL .......................................................    110,114    101,177
                                                                            --------   --------
         Total liabilities and partners' capital ........................   $536,888   $540,214
                                                                            ========   ========


         The accompanying notes are an integral part of these condensed consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                        THREE MONTHS
                                        ENDED MARCH 31,
                                   --------------------
                                     1998        1999
                                   --------    --------
REVENUES:
   Gaming ......................   $ 62,733    $ 60,890
   Rooms .......................      3,557       3,286
   Food and beverage ...........      7,494       7,269
   Other .......................      1,885       1,603
                                   --------    --------
      Gross revenues ...........     75,669      73,048
Less-promotional allowances ....      8,946       8,562
                                   --------    --------
   Net revenues ................     66,723      64,486
                                   --------    --------
COSTS AND EXPENSES:
   Gaming ......................     39,997      38,782
   Rooms .......................        668         692
   Food and beverage ...........      1,832       1,776
   General and administrative ..     15,009      14,704
   Depreciation and amortization      4,050       4,250
                                   --------    --------
                                     61,556      60,204
                                   --------    --------
   Income from operations ......      5,167       4,282
INTEREST INCOME ................        228         219
INTEREST EXPENSE ...............    (12,615)    (13,438)
                                   --------    --------
   Net loss ....................   $ (7,220)   $ (8,937)
                                   ========    ========

         The accompanying notes are an integral part of these condensed consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                          PARTNERS'    PARTNERS'
                                           CAPITAL      DEFICIT       TOTAL
                                           -------      -------       -----

Balance at December 31, 1998 ..........   $  175,395   $ (65,281)   $ 110,114
Net loss ..............................         --        (8,937)      (8,937)
                                          ----------   ---------    ---------
Balance at March 31, 1999 .............   $  175,395   $ (74,218)   $ 101,177
                                          ==========   =========    =========

          The accompanying notes are an integral part of this condensed consolidated statement.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                  --------------------
                                                                     1998       1999
                                                                  ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss ...................................................   $ (7,220)   $ (8,937)
   Adjustments to reconcile net loss to net cash flows provided by operating activities-
          Depreciation and amortization .......................      4,050       4,250
          Accretion of bond discount ..........................        885       1,033
          Provision (credit) for losses on receivables ........        230        (149)
          Valuation allowance-CRDA investments ................        257         349
          (Increase) decrease in receivables ..................       (647)        443
          Decrease in inventories .............................        223          22
          Decrease in other current assets ....................        448          13
          Increase in other assets ............................        (13)        (45)
          Increase in current liabilities .....................     12,629       9,904
          Decrease in amounts due to affiliates ...............     (1,388)     (1,238)
          Increase in other liabilities .......................      2,719       3,155
                                                                  --------    --------
               Net cash flows provided by operating activities      12,173       8,800
                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

          Purchases of property and equipment, net ............        (40)     (1,312)
          Purchase of CRDA investments ........................       (770)       (773)
                                                                  --------    --------
               Net cash flows used in investing activities ....       (810)     (2,085)
                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

          Repayment of other borrowings .......................     (3,504)       (471)
                                                                  --------    --------
               Net cash flows used in financing activities ....     (3,504)       (471)
                                                                  --------    --------

               Net increase in cash and cash equivalents ......      7,859       6,244
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............     14,472      19,723
                                                                  --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................   $ 22,331    $ 25,967
                                                                  ========    ========
SUPPLEMENTAL INFORMATION:

   Cash paid for interest .....................................   $  1,058    $    292
                                                                  ========    ========



         The accompanying notes are an integral part of these condensed consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) ORGANIZATION AND OPERATIONS

         The accompanying condensed consolidated financial statements include those of Trump's Castle Associates, L.P., a New Jersey limited partnership (the "Partnership"), and its wholly owned subsidiary, Trump's Castle Funding, Inc., a New Jersey corporation ("Funding"). The Partnership is 99% owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and 1% by Trump's Castle Hotel & Casino, Inc., a New Jersey corporation ("TCHI"). TCHI is wholly owned by THCR Holdings, and THCR Holdings is currently a 63.4% owned subsidiary of Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR").

         All significant intercompany balances and transactions have been eliminated in these condensed consolidated financial statements.

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

          Since TCHI has no business operations, its ability to repay the principal and interest on the $5,000,000 10 1/4% Senior Secured Notes due 2003 (the "Working Capital Loan") is completely dependent upon the operations of the Partnership.

         The accompanying condensed consolidated financial statements have been prepared by the Partnership without audit. In the opinion of the Partnership, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

         The accompanying condensed consolidated financial statements have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in the financial statements prepared in conformity with generally accepted accounting principles have been omitted.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1998 filed with the SEC by the Partnership, Funding and TCHI.

         Certain reclassifications have been made to conform prior year financial information to the current year presentation.

          The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three month period ending March 31, 1999 are not necessarily indicative of the operating results for a full year.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

(2) FINANCIAL INFORMATION OF FUNDING

         Financial information relating to Funding is as follows (in thousands):

                                                     DECEMBER 31,      MARCH 31,
                                                        1998             1999
                                                      --------         ---------

     Total Assets (including Mortgage
     Notes Receivable of $242,141, net
     of unamortized discount of $26,807
     at December 31, 1998 and $25,886 at
     March 31, 1999, PIK Notes
     Receivable of $92,510, net of
     unamortized discount of $6,806 at
     December 31, 1998 and $6,694 at
     March 31, 1999, New Senior Notes
     Receivable of $62,000 at December
     31, 1998 and March 31, 1999) ...................  $363,038         $364,071
                                                       ========         ========



     Total Liabilities and Capital
     (including Mortgage Notes Payable
     of $242,141, net of unamortized
     discount of $26,807 at December 31,
     1998 and $25,886 at March 31, 1999,
     PIK Notes Payable of $92,510, net
     of unamortized discount of $6,806
     at December 31, 1998 and $6,694 at
     March 31, 1999, New Senior Notes
     Payable of $62,000 at December 1998
     and March 31, 1999) ............................  $363,038         $364,071
                                                       ========         ========



                                                            THREE MONTHS
                                                            ENDED MARCH 31,
                                                            ---------------

                                                       1998                1999
                                                      -------            -------

Interest Income ..........................            $11,544            $12,976
Interest Expense .........................             11,544             12,976
                                                      -------            -------
Net Income ...............................            $  --              $  --
                                                      =======            =======

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


(3) FINANCIAL INFORMATION OF TCHI

         Financial information relating to TCHI is as follows (in thousands):

                                                     DECEMBER 31,   MARCH 31,
                                                         1998         1999
                                                     ------------   ---------
Total Assets (including Working Capital Loan
  Receivable of $5,000 at December 31, 1998
  and  March 31, 1999) ............................     $5,000       $5,000
                                                        ======       ======
Total Liabilities and Capital (including
  Working Capital Loan Payable of $5,000 at
  December 31, 1998 and March 31, 1999) ...........     $5,000       $5,000
                                                        ======       ======



                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                        -------------------
                                                         1998         1999
                                                        ------       ------

    Interest Income ..............................       $ --         $128
    Interest Expense .............................         --          128
                                                         ----         ----
    Net Income ...................................       $ --         $ --
                                                         ====         ====

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

         Cash flow from operating activities is the Partnership's principal source of liquidity. For the three months ended March 31, 1999, the Partnership's net cash flow provided by operating activities was $8,800,000.

         In addition to funding operations, the Partnership's principal uses of cash are capital expenditures and debt service.

         Capital expenditures for 1999 are anticipated to be approximately $9,000,000 and principally consist of a casino floor and slot machine renovation project, hotel room renovations, as well as ongoing property enhancements.

         The Partnership's debt consists primarily of (i) the Mortgage Notes,
(ii) the PIK Notes, (iii) the New Senior Notes, and (iv) the Working Capital
Loan.

         The Mortgage Notes have an outstanding principal amount of approximately $242,141,000, bear interest at the rate of 11 3/4% per annum and mature on November 15, 2003.

         The PIK Notes have an outstanding principal amount of approximately $92,510,000 and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 13 7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. The Partnership anticipates that interest due in 1999 of approximately $13,281,000 will be paid through the issuance of additional PIK Notes.

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

         The New Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the New Senior Notes matures on April 30, 2003.

         The Working Capital Loan has an outstanding principal amount of $5,000,000 and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Loan matures on April 30, 2003.

         The Partnership's total cash debt service requirement was approximately $541,000 for the three months ended March 31, 1999 and the Partnership anticipates that approximately $37,192,000 in cash will be required during the remainder of 1999 to meet its debt service obligations. Although the Partnership has the authority to obtain a working capital facility of up to $10,000,000 (of which approximately $5,446,000 is outstanding), there can be no assurance that such financing will be available, or on terms acceptable to the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

          The ability of Funding, TCHI and the Partnership to pay their indebtedness when due will depend on the ability of the Partnership to either generate cash from operations sufficient for such purposes or to refinance such indebtedness on or before the date on which it becomes due. Cash flow from operations may not be sufficient to repay a substantial portion of the principal amount of the debt at maturity. The future operating performance of the Partnership and the ability to refinance this debt will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Funding, TCHI or the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

YEAR 2000

          The Partnership has assessed the Year 2000 issue and has begun implementing a plan to ensure its systems are Year 2000 compliant. Analysis has been made of the Partnership's various customer support and internal administration systems with appropriate modifications having been made or underway. Testing of the modifications is expected to be completed during 1999. The Partnership is approximately 85% complete in its modifications.

          The Partnership believes that the issues of concern are predominantly software related versus hardware related. Further, the Partnership relies upon third party suppliers for support of their individual systems provided to the Partnership. These are primarily support of property, plant and equipment, such as telephones, elevators and fire safety systems. Contact has been made with all significant system suppliers and the Partnership is at various stages of assessment, negotiation and implementation. When necessary, contracts have been issued to update these systems so as to ensure Year 2000 compliance. The cost of addressing the Year 2000 issue is not expected to be material and will be funded out of operations.

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

          This Year 2000 disclosure constitutes Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

RESULTS OF OPERATIONS: OPERATING REVENUES AND EXPENSES

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1999.

         Gaming revenues are the primary source of the Partnership's revenues and primarily consist of table game and slot machine win. The following chart details activity for the major components of gaming revenues:

                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                  -----------------------------
                                                    1998                1999
                                                  ---------          ----------
                                                      (DOLLARS IN THOUSANDS)

Table Game Revenue .......................        $  17,678          $  15,447
Decrease from Prior Period ...............                           $  (2,231)
Table Game Drop ..........................        $ 111,844          $ 101,296
Decrease from Prior Period ...............                           $ (10,548)
Table Game Win Percentage ................             15.8%              15.2%
Decrease from Prior Period ...............                           (0.6) pts.
Number of Table Games ....................               94                 91
Decrease from Prior Period ...............                                  (3)

Slot Revenue .............................        $  44,772          $  45,270
Increase from Prior Period ...............                           $     498
Slot Handle ..............................        $ 551,843          $ 552,582
Increase from Prior Period ...............                           $     739
Slot Win Percentage ......................              8.1%               8.2%
Increase from Prior Period ...............                            0.1 pts.
Number of Slot Machines ..................            2,155              2,178
Increase from Prior Period ...............                                  23

Other Gaming Revenue .....................        $     283          $     173
Decrease from Prior Period ...............                           $    (110)

Total Gaming Revenues ....................        $  62,733          $  60,890
Decrease from Prior Period ...............                           $  (1,843)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

          Table game revenues decreased by approximately $2,231,000 or 12.6% to $15,447,000 for the three months ended March 31, 1999 from $17,678,000 for the three months ended March 31, 1998. This decrease is the result of lower table game volume than the previous year, coupled with a lower table game win percentage. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 15.9% and 15.4% for the three months ended March 31, 1999 and 1998, respectively.

          Non gaming revenues, in the aggregate, decreased by approximately $778,000 or 6.0% to $12,158,000 for the three months ended March 31, 1999 from $12,936,000 for the three months ended March 31, 1998, primarily as a result of a decrease in complimentary room and food and beverage revenues due to a change in marketing strategy. This also resulted in a corresponding decrease in Promotional Allowances of $384,000 or 4.3% to $8,562,000 for the three months ended March 31, 1999 from $8,946,000 for the three months ended March 31, 1998.

          Gaming costs decreased approximately $1,215,000 or 3.0% to $38,782,000 for the three months ended March 31, 1999 from $39,997,000 for the three months ended March 31, 1998. This decrease is primarily the result of a decrease in promotional and complimentary expenses achieved by eliminating less profitable programs as well as a result of favorable changes in the reserve for gaming receivables.

          Interest expense increased approximately $823,000 or 6.5% to $13,438,000 for the three months ended March 31, 1999 from $12,615,000 for the three months ended March 31, 1998, primarily due to an increase in the outstanding principal of the PIK Notes.

SEASONALITY

          The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three month period ending March 31, 1999 are not necessarily indicative of the operating results for a full year.

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in the Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by the Registrants or any other person that the forward-looking statements contained in this Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Management has reviewed the disclosure requirements for Item 3 and, based upon the Partnership, Funding and TCHI's current capital structure, scope of operations and financial statement structure, management believes that such disclosure is not warranted at this time. Since conditions may change, the Partnership, Funding and TCHI will periodically review its compliance with this disclosure requirement to the extent applicable.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         General. The Partnership, its partners, certain members of the former Executive Committee of the Partnership, Funding, TCHI and certain of their employees are involved in various legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to contest vigorously any future proceedings. The Partnership, Funding and TCHI have agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

         Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage, the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the Casino Reinvestment Development Authority (the "CRDA"), the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina area. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking a declaratory judgment as to the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. On April 2, 1998, the United States Court of Appeals for the Third Circuit affirmed the dismissal and THCR's petition to the Third Circuit for a rehearing was denied. On May 14, 1997 the State Court granted judgment in favor of the State and CRDA. On March 20, 1998, the Appellate Division affirmed. THCR has appealed to the State Supreme Court, which heard argument on January 21, 1999.

         On June 26, 1997, THCR filed an action against NJDOT, SJTA, Mirage and others, in the Superior Court of New Jersey, Chancery Division, Atlantic County (the "Chancery Division Action"). THCR is seeking to declare unlawful and enjoin certain actions and omissions of the defendants arising out of and relating to a certain Road Development Agreement dated as of January 10, 1997, by and among NJDOT, SJTA and Mirage (the "Road Development Agreement") and the public funding of a certain road and tunnel project to be constructed in Atlantic City, as further described in the Road Development Agreement. THCR moved to consolidate this action with other previously filed related actions. Defendants opposed THCR's motion to consolidate the Chancery Division Action, initially moved to dismiss this action on procedural grounds and subsequently moved to dismiss this action on substantive grounds. On October 20, 1997, the Chancery Court denied the defendants' motion to dismiss this action on procedural grounds, but entered summary judgment dismissing this action on substantive grounds. This decision has been appealed and is pending in the Appellate Division.

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

         From time to time, the Partnership may be involved in routine administrative proceedings involving alleged violations of certain provisions of the New Jersey Casino Control Act. However, the Partnership believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on the Partnership or on its ability to otherwise retain or renew any casino or other licenses required under the New Jersey Casino Control Act for the operation of Trump Marina.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5 - OTHER INFORMATION
         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         a. Exhibits:

   Exhibit No.    Description of Exhibit
   -----------    ----------------------

         27.1     Financial Data Schedule of Trump's Castle Hotel & Casino, Inc.

         27.2     Financial Data Schedule of Trump's Castle Funding, Inc.

         27.3     Financial Data Schedule of Trump's Castle Associates, L.P.

         b. Current Reports on Form 8-K:
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TRUMP'S CASTLE HOTEL & CASINO, INC.
                                                 (Registrant)

Date: May 14, 1999

                                           By: /s/ Nicholas L. Ribis
                                           -------------------------
                                           NICHOLAS L. RIBIS
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TRUMP'S CASTLE FUNDING, INC.
                                                 (Registrant)

Date: May 14, 1999

                                           By: /s/ Nicholas L. Ribis
                                           -------------------------
                                           NICHOLAS L. RIBIS
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TRUMP'S CASTLE ASSOCIATES, L.P.
                                                (Registrant)

                                         By: Trump's Castle Hotel & Casino, Inc.
                                              its general partner

Date: May 14, 1999

                                         By: /s/ Nicholas L. Ribis
                                         -------------------------
                                         NICHOLAS L. RIBIS
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)