Form 10-Q
period 1999-06-30
TRUMPS CASTLE HOTEL & CASINO INC; TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE ASSOCIATES LP
filed 1999-08-13
CIK 1063882, 770618, 911534

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: June 30, 1999
                                      OR
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                        Commission file number: 1-9029
                        ------------------------------

                      TRUMP'S CASTLE HOTEL & CASINO, INC.
            (Exact name of registrant as specified in its charter)

     NEW JERSEY                                                 11-2735914
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                     Huron Avenue and Brigantine Boulevard
                       Atlantic City, New Jersey  08401
                                (609) 441-6060
         (Address, including Zip Code and Telephone Number, Including
            Area Code, of Registrant's Principal Executive Offices)


                         TRUMP'S CASTLE FUNDING, INC.
            (Exact name of registrant as specified in its charter)

     NEW JERSEY                                                 11-2739203
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                     Huron Avenue and Brigantine Boulevard
                       Atlantic City, New Jersey  08401
                                (609) 441-6060
         (Address, including Zip Code and Telephone Number, Including
            Area Code, of Registrant's Principal Executive Offices)


                        TRUMP'S CASTLE ASSOCIATES, L.P.
            (Exact name of registrant as specified in its charter)

     NEW JERSEY                                                 22-2608426
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                     Huron Avenue and Brigantine Boulevard
                       Atlantic City, New Jersey  08401
                                (609) 441-6060
         (Address, including Zip Code and Telephone Number, Including
            Area Code, of Registrant's Principal Executive Offices)

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes   X      No
                                                    ___    ___

     As of August 13, 1999, there were 100 shares of Trump's Castle Hotel & Casino, Inc.'s Common Stock, no par value, outstanding. Trump's Castle Hotel & Casino, Inc. meets the conditions set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

     As of August 13, 1999, there were 200 shares of Trump's Castle Funding, Inc.'s Common Stock, par value $.01 per share, outstanding. Trump's Castle Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                              INDEX TO FORM 10-Q

                                                                                                                            Page No.
                                                                                                                            --------
PART I - FINANCIAL INFORMATION
   ITEM 1 - Financial Statements

      Condensed Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999 (unaudited)......................           1

      Condensed Consolidated Statements of Operations for the three and six months ended June 30,
           1998  and 1999 (unaudited)..................................................................................           2

      Condensed Consolidated Statement of Partners' Capital for the six months ended June 30,
            1999 (unaudited)...........................................................................................           3

      Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998
            and 1999 (unaudited).......................................................................................           4

      Notes to Condensed Consolidated Financial Statements (unaudited) ................................................           5

    ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.....................           8

    ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk................................................          14


PART II - OTHER INFORMATION

    ITEM 1 - Legal Proceedings.........................................................................................          15

    ITEM 2 - Changes in Securities and Use of Proceeds.................................................................          16

    ITEM 3 - Defaults Upon Senior Securities...........................................................................          16

    ITEM 4 - Submission of Matters to a Vote of Security Holders.......................................................          16

    ITEM 5 - Other Information.........................................................................................          16

    ITEM 6 - Exhibits and Reports on Form 8-K..........................................................................          16

SIGNATURES
      Signature - Trump's Castle Hotel & Casino, Inc...................................................................          17
      Signature - Trump's Castle Funding, Inc..........................................................................          18
      Signature - Trump's Castle Associates, L.P.......................................................................          19

                        PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                               December 31,        June 30,
                                                                                   1998              1999
                                                                               ------------       -----------
                                                                                                  (unaudited)
                                    ASSETS
                                    ------
CURRENT ASSETS:
   Cash and cash equivalents...............................................    $  19,723          $  17,699
   Receivables, net........................................................        8,401             12,597
   Inventories.............................................................        3,020              3,113
   Other current assets....................................................        1,884              2,554
                                                                               ---------          ---------
         Total current assets..............................................       33,028             35,963
PROPERTY AND EQUIPMENT, NET................................................      488,745            482,527
OTHER ASSETS...............................................................       15,115             15,943
                                                                               ---------          ---------
         Total assets......................................................    $ 536,888          $ 534,433
                                                                               =========          =========

                     LIABILITIES AND PARTNERS' CAPITAL
                     ---------------------------------
CURRENT LIABILITIES:
   Current maturities-long term debt.......................................    $   1,277          $     547
   Accounts payable and accrued expenses...................................       27,048             30,134
   Due to affiliates.......................................................       21,602             21,453
   Accrued interest payable................................................        4,777              4,701
                                                                               ---------          ---------
         Total current liabilities.........................................       54,704             56,835
LONG TERM DEBT, LESS CURRENT MATURITIES....................................      368,529            376,860
OTHER LONG TERM LIABILITIES................................................        3,541              3,544
                                                                               ---------          ---------
         Total liabilities.................................................      426,774            437,239
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL..........................................................      110,114             97,194
                                                                               ---------          ---------
         Total liabilities and partners' capital...........................    $ 536,888          $ 534,433
                                                                               =========          =========

  The accompanying notes are an integral part of these condensed consolidated statements.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                  (unaudited)
                                (in thousands)

                                                                Three Months                     Six Months
                                                               Ended June 30,                  Ended June 30,
                                                            1998           1999              1998          1999
                                                            ----           ----              ----          ----
REVENUES:
   Gaming...........................................     $  61,287     $   69,214         $ 124,020      $ 130,104
   Rooms............................................         3,904          3,933             7,461          7,219
   Food and beverage................................         8,047          8,897            15,541         16,166
   Other............................................         2,713          3,017             4,598          4,620
                                                         ---------     ----------         ---------      ---------
      Gross revenues................................        75,951         85,061           151,620        158,109
Less-promotional allowances.........................         8,986          9,343            17,932         17,905
                                                         ---------     ----------         ---------      ---------
      Net revenues..................................        66,965         75,718           133,688        140,204
                                                         ---------     ----------         ---------      ---------
COSTS AND EXPENSES:
   Gaming...........................................        38,851         42,535            78,848         81,317
   Rooms............................................           931          1,155             1,599          1,847
   Food and beverage................................         2,522          2,827             4,354          4,603
   General and administrative.......................        13,682         15,788            28,691         30,492
   Depreciation and amortization....................         4,148          4,276             8,198          8,526
                                                         ---------     ----------         ---------      ---------
                                                            60,134         66,581           121,690        126,785
                                                         ---------     ----------         ---------      ---------
      Income from operations........................         6,831          9,137            11,998         13,419
INTEREST INCOME.....................................           153            173               381            392
INTEREST EXPENSE....................................       (12,762)       (13,293)          (25,377)       (26,731)
                                                         ---------     ----------         ---------      ---------
      Net loss......................................     $  (5,778)    $   (3,983)        $ (12,998)     $ (12,920)
                                                         =========     ==========         =========      =========

  The accompanying notes are an integral part of these condensed consolidated statements.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (unaudited)
                                (in thousands)

                                                                   Partners'     Partners'
                                                                    Capital       Deficit        Total
                                                                   ---------     ---------      --------
Balance at December 31, 1998..................................     $175,395       $(65,281)    $ 110,114
Net loss......................................................            -        (12,920)      (12,920)
                                                                   --------       --------     ---------
Balance at June 30, 1999......................................     $175,395       $(78,201)    $  97,194
                                                                   ========       ========     =========

  The accompanying notes are an integral part of this condensed consolidated statement.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                  (unaudited)
                                (in thousands)

                                                                                           Six Months
                                                                                          Ended June 30,
                                                                                     ---------------------
                                                                                     1998             1999
                                                                                  ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...................................................................    $  (12,998)     $   (12,920)
   Adjustments to reconcile net loss to net cash flows provided by operating activities-
          Depreciation and amortization.......................................         8,198            8,526
          Issuance of PIK Notes in exchange for accrued interest..............         5,612            6,418
          Accretion of bond discount..........................................         1,804            2,109
          Provision for losses on receivables.................................           536               60
          Valuation allowance-CRDA investments................................           528              712
          Increase in receivables.............................................        (1,212)          (4,256)
          Decrease (increase) in inventories..................................           185              (93)
          Increase in other current assets....................................          (614)            (670)
          (Increase) decrease in other assets.................................          (888)              99
          Increase in current liabilities.....................................         4,153            3,010
          Decrease in amounts due to affiliates...............................          (321)            (242)
          (Decrease) increase in other liabilities............................        (1,190)               3
                                                                                  ----------      -----------
               Net cash flows provided by operating activities................         3,793            2,756
                                                                                  ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and equipment, net............................        (1,147)          (2,215)
          Purchase of CRDA investments........................................        (1,539)          (1,639)
                                                                                  ----------      -----------
               Net cash flows used in investing activities....................        (2,686)          (3,854)
                                                                                  ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayment of other borrowings.......................................       (63,431)            (926)
          Proceeds of other borrowings........................................        67,000                -
                                                                                 -----------      -----------
               Net cash flows provided by (used in) financing activities......         3,569             (926)
                                                                                 -----------      -----------

               Net increase (decrease) in cash and cash equivalents...........         4,676           (2,024)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................        14,472           19,723
                                                                                 -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................   $    19,148      $    17,699
                                                                                 ===========      ===========

SUPPLEMENTAL INFORMATION:
   Cash paid for interest.....................................................   $    16,874      $    17,994
                                                                                 ===========      ===========

     The accompanying notes are an integral part of these condensed consolidated statements.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(1) Organization and Operations

         The accompanying condensed consolidated financial statements include those of Trump's Castle Associates, L.P., a New Jersey limited partnership (the "Partnership"), and its wholly owned subsidiary, Trump's Castle Funding, Inc., a New Jersey corporation ("Funding"). The Partnership is 99% owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and 1% owned by Trump's Castle Hotel & Casino, Inc., a New Jersey corporation ("TCHI"). TCHI is wholly owned by THCR Holdings, and THCR Holdings is currently a 63.4% owned subsidiary of Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR").

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

         The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three and six month periods ending June 30, 1999 are not necessarily indicative of the operating results for a full year.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)

(2) Financial Information of Funding

      Financial information relating to Funding is as follows (in thousands):

                                                                                          December 31,    June 30,
                                                                                             1998           1999
                                                                                          -----------     ---------
      Total Assets (including Mortgage Notes Receivable of $242,141, net of unamortized discount of $26,807 at December 31, 1998 and $24,929 at June
      30, 1999, PIK Notes Receivable of $92,510, net of unamortized discount of
      $6,806 at December 31, 1998 and $98,928, net of unamortized discount of
      $6,575 at June 30, 1999, New Senior Notes Receivable of $62,000 at
      December 31, 1998 and June 30, 1999)..........................................      $ 363,038       $ 371,565
                                                                                          =========       =========



      Total Liabilities and Capital (including Mortgage Notes Payable of
      $242,141, net of unamortized discount of $26,807 at December 31, 1998 and
      $24,929 at June 30, 1999, PIK Notes Payable of $92,510, net of unamortized discount of $6,806 at December 31, 1998 and $98,928, net of unamortized discount of $6,575 at June 30, 1999, New Senior Notes Payable of $62,000
      at December 31, 1998 and June 30, 1999).......................................      $ 363,038       $ 371,565
                                                                                          =========       =========

                                                                                                  Six Months
                                                                                                Ended June 30,
                                                                                              ------------------

                                                                                             1998           1999
                                                                                          ---------       --------
Interest Income.....................................................................      $  23,917       $ 26,094
Interest Expense....................................................................         23,917         26,094
                                                                                          ---------       --------
Net Income..........................................................................      $       -       $      -
                                                                                          =========       ========

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)

(3) Financial Information of TCHI

         Financial information relating to TCHI is as follows (in thousands):

                                                                                  December 31,    June 30,
                                                                                     1998           1999
                                                                                  -----------     ----------
Total Assets (including Working Capital Loan Receivable of
      $5,000 at December 31, 1998 and June 30, 1999)..........................    $  5,000         $  5,000
                                                                                  ========         ========

Total Liabilities and Capital (including Working Capital Loan
      Payable of $5,000 at December 31, 1998 and June 30, 1999)...............    $  5,000         $  5,000
                                                                                  ========         ========

                                                                                          Six Months
                                                                                        Ended June 30,
                                                                                        --------------

                                                                                    1998            1999
                                                                                   ------         -------
Interest Income...............................................................    $   105          $   256
Interest Expense..............................................................        105              256
                                                                                  -------          -------
Net Income....................................................................    $     -          $     -
                                                                                  =======          =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

           Cash flows from operating activities are the Partnership's principal source of liquidity. The Partnership expects to have sufficient liquidity to meet its obligations and intends to reduce debt by buying back bonds in the open market, when permissable. Cash flow is managed based upon the seasonality of the operations. Any excess cash flow achieved from operations during peak periods is utilized to subsidize non-peak periods where necessary.

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

          The PIK Notes have an outstanding principal amount of approximately $98,928,000 and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 13 7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. During the second quarter of 1999, interest in the amount of approximately $6,418,000 was satisfied through the issuance of additional PIK Notes. The Partnership anticipates that additional interest due during the fourth quarter of 1999 in the amount of approximately $6,863,000 will also be satisfied through the issuance of additional PIK Notes.

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

          The Working Capital Loan has an outstanding principal amount of $5,000,000 and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Loan matures on April 30, 2003. The Partnership has the authority to obtain a working capital facility of up to $10,000,000 (of which approximately $5,449,000 is outstanding), although there can be no assurance that such financing will be available, or on terms acceptable to the Partnership.

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


Year 2000


          The Partnership has assessed the Year 2000 issue and has begun implementing a plan to ensure that its systems are Year 2000 compliant. Analysis has been made of the Partnership's various customer support and internal administration systems with appropriate modifications having been made or underway. Testing of the modifications is expected to be completed during 1999. The Partnership is approximately 95% complete in its modifications.

          The Partnership believes that the issues of concern are predominantly software related as opposed to hardware related. Further, the Partnership relies upon third party suppliers for support of their individual systems provided to the Partnership. These systems primarily support property, plant and equipment, such as telephones, elevators and fire safety systems. Contact has been made with all significant system suppliers and the Partnership is at various stages of assessment, negotiation and implementation. When necessary, contracts have been issued to update these systems so as to ensure Year 2000 compliance. The cost of addressing the Year 2000 issue is not expected to be material and will be funded out of operations.

          If the Partnership did not assess the Year 2000 issue and provide for its compliance, it would be forced to convert to manual systems to carry on its business. Since the Partnership expects to be fully Year 2000 compliant, it does not feel that a contingency plan is necessary at this time. However, the Partnership will continually assess the situation and evaluate whether a contingency plan is necessary as the millennium approaches.

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

Comparison of Results of Operations for the Three Month Periods Ended June 30, 1998 and 1999.

         Gaming revenues are the primary source of the Partnership's revenues and primarily consist of table game and slot machine win. The following chart details activity for the major components of gaming revenues:

                                                                                     Three Months Ended
                                                                                     ------------------
                                                                                          June 30,
                                                                                          --------
                                                                                1998                   1999
                                                                                ----                   ----
                                                                                   (dollars in thousands)
Table Game Revenue......................................................       $ 15,131             $   19,552
Increase from Prior Period..............................................                            $    4,421
Table Game Drop.........................................................       $100,776             $  126,040
Increase from Prior Period..............................................                            $   25,264
Table Game Win Percentage...............................................           15.0%                  15.5%
Increase from Prior Period..............................................                               0.5 pts.
Number of Table Games...................................................             91                     85
Decrease from Prior Period..............................................                                    (6)

Slot Revenue............................................................       $ 45,627             $   48,821
Increase from Prior Period..............................................                            $    3,194
Slot Handle.............................................................       $561,710             $  626,032
Increase from Prior Period..............................................                            $   64,322
Slot Win Percentage.....................................................            8.1%                   7.8%
Decrease from Prior Period..............................................                             (0.3) pts.
Number of Slot Machines.................................................          2,163                  2,133
Decrease from Prior Period..............................................                                   (30)

Other Gaming Revenue....................................................       $    529             $      841
Increase from Prior Period..............................................                            $      312

Total Gaming Revenues...................................................       $ 61,287             $   69,214
Increase from Prior Period..............................................                            $    7,927

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

         Table game revenues increased by approximately $4,421,000 or 29.2% to $19,552,000 for the three months ended June 30, 1999 from $15,131,000 for the three months ended June 30, 1998. This increase is the result of higher table game volume than the previous year, coupled with a higher table game win percentage. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 15.4% and 14.9% for the three months ended June 30, 1999 and 1998, respectively.

          Slot revenues increased by approximately $3,194,000 or 7.0% to $48,821,000 for the three months ended June 30, 1999 from $45,627,000 for the three months ended June 30, 1998, due to an increased slot handle. The increased slot handle is due primarily to sustained marketing programs and events designed specifically for the slot customer.

          Nongaming revenues, in the aggregate, increased by approximately $1,183,000 or 8.1% to $15,847,000 for the three months ended June 30, 1999 from $14,664,000 for the three months ended June 30, 1998, primarily as a result of an increase in food and beverage revenue activity resulting from the increased table game and slot revenues discussed previously. This also resulted in a corresponding increase in promotional allowances of $357,000 or 4.0% to $9,343,000 for the three months ended June 30, 1999 from $8,986,000 for the three months ended June 30, 1998.

          Gaming costs increased approximately $3,684,000 or 9.5% to $42,535,000 for the three months ended June 30, 1999 from $38,851,000 for the three months ended June 30, 1998. This variance is primarily the result of an increase in regulatory taxes resulting from higher gaming revenues recorded in 1999 as well as increased promotional expenses which were incurred to stimulate gaming revenues.

          Food and beverage costs increased approximately $305,000 or 12.1% to $2,827,000 for the three months ended June 30, 1999 from $2,522,000 for the three months ended June 30, 1998. This increase is primarily due to higher compensation costs as well as increased cost of goods sold, both of which are related to the increased food and beverage revenue activity in 1999.

          General and administrative expenses increased approximately $2,106,000 or 15.4% to $15,788,000 for the three months ended June 30, 1999 from $13,682,000 for the three months ended June 30, 1998. This increase is primarily the result of increased compensation and insurance costs.

          Interest expense increased approximately $531,000 or 4.2% to $13,293,000 for the three months ended June 30, 1999 from $12,762,000 for the three months ended June 30, 1998, primarily due to an increase in the outstanding principal of the PIK Notes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Comparison of Results of Operations for the Six Month Periods Ended June 30, 1998 and 1999.


         Gaming revenues are the primary source of the Partnership's revenues and primarily consist of table game and slot machine win. The following chart details activity for the major components of gaming revenues:

                                                                                      Six Months Ended
                                                                                      ----------------
                                                                                          June 30,
                                                                                          --------
                                                                                 1998                 1999
                                                                                 ----                 ----
                                                                                   (dollars in thousands)
Table Game Revenue......................................................     $   32,809             $   34,999
Increase from Prior Period..............................................                            $    2,190
Table Game Drop.........................................................     $  212,620             $  227,336
Increase from Prior Period..............................................                            $   14,716
Table Game Win Percentage...............................................           15.4%                  15.4%
Number of Table Games...................................................             93                     88
Decrease from Prior Period..............................................                                    (5)

Slot Revenue............................................................     $   90,399             $   94,091
Increase from Prior Period..............................................                            $    3,692
Slot Handle.............................................................     $1,113,553             $1,178,614
Increase from Prior Period..............................................                            $   65,061
Slot Win Percentage.....................................................            8.1%                   8.0%
Decrease from Prior Period..............................................                             (0.1) pts.
Number of Slot Machines.................................................          2,159                  2,155
Decrease from Prior Period..............................................                                    (4)

Other Gaming Revenue....................................................     $      812             $    1,014
Increase from Prior Period..............................................                            $      202

Total Gaming Revenues...................................................     $  124,020             $  130,104
Increase from Prior Period..............................................                            $    6,084

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

          Table game revenues increased by approximately $2,190,000 or 6.7% to $34,999,000 for the six months ended June 30, 1999 from $32,809,000 for the six months ended June 30, 1998. This increase is the result of higher table game volume than the previous year. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 15.7% and 15.2% for the six months ended June 30, 1999 and 1998, respectively.

          Slot revenues increased by approximately $3,692,000 or 4.1% to $94,091,000 for the six months ended June 30, 1999 from $90,399,000 for the six months ended June 30, 1998, due to an increased slot handle. The increased slot handle is due primarily to sustained marketing programs and events designed specifically for the slot customer.

          Gaming costs increased approximately $2,469,000 or 3.1% to $81,317,000 for the six months ended June 30, 1999 from $78,848,000 for the six months ended June 30, 1998. This variance is primarily the result of an increase in regulatory taxes resulting from higher gaming revenues recorded in 1999 as well as increased promotional expenses which were incurred to stimulate gaming revenues.

          General and administrative costs increased by $1,801,000 or 6.3% to $30,492,000 for the six months ended June 30, 1999 from $28,691,000 for the six months ended June 30, 1998, primarily as a result of increased advertising, compensation and insurance costs.

          Interest expense increased approximately $1,354,000 or 5.3% to $26,731,000 for the six months ended June 30, 1999 from $25,377,000 for the six months ended June 30, 1998, primarily due to an increase in the outstanding principal of the PIK Notes.

Seasonality

          The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three and six month periods ending June 30, 1999 are not necessarily indicative of the operating results for a full year.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Management has reviewed the disclosure requirements for Item 3 and, based upon the Partnership, Funding and TCHI's current capital structure, scope of operations and financial statement structure, management believes that such disclosure is not warranted at this time. Since conditions may change, each of the Partnership, Funding and TCHI will periodically review its own compliance with this disclosure requirement to the extent applicable.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

          Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage, the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the Casino Reinvestment Development Authority (the "CRDA"), the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the laws relating to proposed infrastructure improvements in the Atlantic City marine area. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking a declaratory judgment as to the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. On April 2, 1998, the United States Court of Appeals for the Third Circuit affirmed the dismissal and THCR's petition to the Third Circuit for a rehearing was denied. On May 14, 1997 the State Court granted judgment in favor of the State and the CRDA. On March 20, 1998, the Appellate Division affirmed. The State Supreme Court affirmed on August 22, 1999, with two justices dissenting.

          On June 26, 1997, THCR filed an action against NJDOT, SJTA, Mirage and others, in the Superior Court of New Jersey, Chancery Division, Atlantic County (the"Chancery Division Action"). THCR is seeking to declare unlawful and enjoin certain actions and omissions of the defendants arising out of and relating to a certain Road Development Agreement dated as of January 10, 1997, by and among NJDOT, SJTA and Mirage (the "Road Development Agreement") and the public funding of a certain road and tunnel project to be constructed in Atlantic City, as further described in the Road Development Agreement. THCR moved to consolidate this action with other previously filed related actions. Defendants opposed THCR's motion to consolidate the Chancery Division Action, initially moved to dismiss this action on procedural grounds and subsequently moved to dismiss this action on substantive grounds. On October 20, 1997, the Chancery Court denied the defendants' motion to dismiss this action on procedural grounds, but entered summary judgment dismissing this action on substantive grounds. This decision has been appealed. On June 26, 1997, THCR also filed an action in lieu of prerogative writs against the CRDA in the Superior Court of New Jersey, Law Division, Atlantic County, seeking review of the CRDA's April 15, 1997 approval of funding ($120 million principal amount plus interest) for the road and tunnel project discussed above, a declaratory judgment that the said project is not eligible for such CRDA funding, and an injunction prohibiting the CRDA from contributing such funding to that said project. Defendants moved to dismiss this action on procedural grounds and also sought to transfer this action to New Jersey's Appellate Division. On October 3, 1997, this action was so transferred. On June 9, 1999, the Appellate Division issued an opinion affirming the trial court's ruling in the Chancery Division Action and ruling in favor of the CRDA in the Law Division Action. On July 14, 1999, THCR filed a Petition for Certification in the New Jersey Supreme Court seeking review of the Appellate Division's decision as to both actions, where it is currently pending.

          Steiner Action. On or about July 30, 1999, William K. Steiner, a stockholder of THCR, filed a derivative action in the Court of Chancery in Delaware (Civil Action No. 17336NC) against each member of the Board of Directors of THCR. The plaintiff claims that the directors of THCR breached their fiduciary duties by approving certain loans from THCR to Trump. The complaint seeks to rescind the loans, and also seeks an order requiring the defendants to account to THCR for losses and damages allegedly resulting from the loans. The defendants have not yet responded to the complaint, but intend to defend vigorously the allegations against them.

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



                                 TRUMP'S CASTLE HOTEL & CASINO, INC.
                                    (Registrant)

Date: August 13, 1999
                                 By: /s/ Nicholas L. Ribis
                                     ----------------------------------
                                 Nicholas L. Ribis
                                 President and Chief Executive Officer
                                 (Duly Authorized Officer and
                                 Principal Financial Officer)

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          TRUMP'S CASTLE FUNDING, INC.
                               (Registrant)

Date: August 13, 1999
                           By: /s/ Nicholas L. Ribis
                               ----------------------------------
                              Nicholas L. Ribis
                              President and Chief Executive Officer
                              (Duly Authorized Officer and
                              Principal Financial Officer)

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               TRUMP'S CASTLE ASSOCIATES, L.P.
                                      (Registrant)
                               By:   Trump's Castle Hotel & Casino, Inc.
                                     its general partner
Date: August 13, 1999
                               By: /s/ Nicholas L. Ribis
                                   --------------------------------
                               Nicholas L. Ribis
                               President and Chief Executive Officer
                               (Duly Authorized Officer and
                               Principal Financial Officer)