Form 10-Q
period 1999-09-30
TRUMPS CASTLE HOTEL & CASINO INC; TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE ASSOCIATES LP
filed 1999-11-04
CIK 1063882, 770618, 911534

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

               For the quarterly period ended: September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                         Commission file number: 1-9029
                         -------------------------------


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


         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes   X    No
                                                   -----     -----

         As of November 4, 1999, there were 100 shares of Trump's Castle Hotel & Casino, Inc.'s Common Stock, no par value, outstanding. Trump's Castle Hotel & Casino, Inc. meets the conditions set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

         As of November 4, 1999, there were 200 shares of Trump's Castle Funding, Inc.'s Common Stock, par value $.01 per share, outstanding. Trump's Castle Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                              INDEX TO FORM 10-Q



                                                                                                        Page No.
                                                                                                        --------
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

      Condensed Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999
        (unaudited).....................................................................................     1

      Condensed Consolidated Statements of Operations for the three and nine months ended
        September 30, 1998 and 1999 (unaudited).........................................................     2

      Condensed Consolidated Statement of Partners' Capital for the nine months ended
        September 30, 1999 (unaudited)..................................................................     3

      Condensed Consolidated Statements of Cash Flows for the nine months ended
        September 30, 1998  and 1999 (unaudited)........................................................     4

      Notes to Condensed Consolidated Financial Statements (unaudited) .................................     5

   ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.......     8

   ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk..................................    14


PART II - OTHER INFORMATION

   ITEM 1 - Legal Proceedings...........................................................................    15

   ITEM 2 - Changes in Securities and Use of Proceeds...................................................    15

   ITEM 3 - Defaults Upon Senior Securities.............................................................    15

   ITEM 4 - Submission of Matters to a Vote of Security Holders.........................................    15

   ITEM 5 - Other Information...........................................................................    15

   ITEM 6 - Exhibits and Reports on Form 8-K............................................................    16

SIGNATURES
      Signature - Trump's Castle Hotel & Casino, Inc....................................................    17
      Signature - Trump's Castle Funding, Inc...........................................................    18
      Signature - Trump's Castle Associates, L.P........................................................    19

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                               December 31,        September 30,
                                                                                   1998                 1999
                                                                              --------------      -------------
                                                                                                    (unaudited)
                                            ASSETS
                                            ------
CURRENT ASSETS:
   Cash and cash equivalents.............................................      $   19,723          $   29,614
   Receivables, net......................................................           8,401              12,970
   Inventories...........................................................           3,020               3,169
   Other current assets..................................................           1,884               2,634
                                                                              -----------         -----------
         Total current assets............................................          33,028              48,387
PROPERTY AND EQUIPMENT, NET..............................................         488,745             484,286
OTHER ASSETS.............................................................          15,115              15,598
                                                                              -----------         -----------
         Total assets....................................................       $ 536,888           $ 548,271
                                                                                =========           =========

                             LIABILITIES AND PARTNERS' CAPITAL
                             ---------------------------------
CURRENT LIABILITIES:
   Current maturities-long term debt.....................................     $     1,277         $     1,357
   Accounts payable and accrued expenses.................................          27,048              25,506
   Due to affiliates.....................................................          21,602              20,980
   Accrued interest payable..............................................           4,777              13,531
                                                                              -----------          ----------
         Total current liabilities.......................................          54,704              61,374
LONG TERM DEBT, LESS CURRENT MATURITIES..................................         368,529             381,424
OTHER LONG TERM LIABILITIES..............................................           3,541               6,919
                                                                              -----------         -----------
         Total liabilities...............................................         426,774             449,717
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL........................................................         110,114              98,554
                                                                               ----------         -----------
         Total liabilities and partners' capital.........................       $ 536,888           $ 548,271
                                                                                =========           =========





  The accompanying notes are an integral part of these condensed consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (unaudited)
                                 (in thousands)


                                                            Three Months                   Nine Months
                                                         Ended September 30,           Ended September 30,
                                                         -------------------           -------------------
                                                         1998           1999           1998          1999
                                                         ----           ----           ----          -----
REVENUES:
   Gaming ..........................................   $  74,331      $  75,346      $ 198,351      $ 205,450
   Rooms ...........................................       4,990          5,047         12,451         12,266
   Food and beverage ...............................      10,459         10,229         26,000         26,395
   Other ...........................................       3,716          3,435          8,314          8,055
                                                       ---------      ---------      ---------      ---------
      Gross revenues ...............................      93,496         94,057        245,116        252,166
Less-promotional allowances ........................      11,740         10,570         29,672         28,475
                                                       ---------      ---------      ---------      ---------
      Net revenues .................................      81,756         83,487        215,444        223,691
                                                       ---------      ---------      ---------      ---------
COSTS AND EXPENSES:
   Gaming ..........................................      46,729         43,549        125,577        124,866
   Rooms ...........................................         784          1,042          2,383          2,889
   Food and beverage ...............................       3,072          3,541          7,426          8,144
   General and administrative ......................      16,153         16,130         44,844         46,622
   Depreciation and amortization ...................       4,160          4,454         12,358         12,980
                                                       ---------      ---------      ---------      ---------
                                                          70,898         68,716        192,588        195,501
                                                       ---------      ---------      ---------      ---------
      Income from operations .......................      10,858         14,771         22,856         28,190
INTEREST INCOME ....................................         173            193            554            585
INTEREST EXPENSE ...................................     (12,886)       (13,604)       (38,263)       (40,335)
                                                       ---------      ---------      ---------      ---------
      Net income (loss) ............................   $  (1,855)     $   1,360      $ (14,853)     $ (11,560)
                                                       =========      =========      =========      =========










  The accompanying notes are an integral part of these condensed consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (unaudited)
                                 (in thousands)

                                                                   Partners'         Partners'
                                                                    Capital           Deficit         Total
                                                                   --------          ---------      ---------
Balance at December 31, 1998..................................     $175,395          $(65,281)       $110,114
Net loss......................................................          -             (11,560)        (11,560)
                                                                   --------          ---------      ---------
Balance at September 30, 1999.................................     $175,395          $(76,841)      $  98,554
                                                                   ========          =========      =========


  The accompanying notes are an integral part of this condensed consolidated statement.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (unaudited)
                                 (in thousands)

                                                                                           Nine Months
                                                                                        Ended September 30,
                                                                                 -------------------------------
                                                                                     1998               1999
                                                                                 -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .................................................................     $(14,853)          $(11,560)
   Adjustments to reconcile net loss to net cash flows provided by operating activities-
          Depreciation and amortization .....................................       12,358             12,980
          Issuance of PIK Notes in exchange for accrued interest ............        5,612              6,418
          Accretion of bond discount ........................................        2,761              3,220
          Provision for losses on receivables ...............................          943                201
          Valuation allowance-CRDA investments ..............................          854              1,099
          Increase in receivables ...........................................       (3,271)            (4,770)
          Decrease (increase) in inventories ................................          310               (149)
          Increase in other current assets ..................................         (773)              (750)
          Increase in other assets ..........................................       (1,862)              (178)
          Increase in current liabilities ...................................       13,445              7,212
          Decrease in amounts due to affiliates .............................         (295)              (763)
          Increase in other liabilities .....................................        1,763              3,378
                                                                                  --------           --------
               Net cash flows provided by operating activities ..............       16,992             16,338
                                                                                  --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and equipment, net ..........................       (1,950)            (2,365)
          Purchase of CRDA investments ......................................       (2,464)            (2,583)
                                                                                  --------           --------
               Net cash flows used in investing activities ..................       (4,414)            (4,948)
                                                                                  --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayment of other borrowings .....................................      (63,930)            (1,499)
          Proceeds of other borrowings ......................................       67,000               --
                                                                                  --------           --------
               Net cash flows provided by (used in) financing activities ....        3,070             (1,499)
                                                                                  --------           --------

               Net increase in cash and cash equivalents ....................       15,648              9,891
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................       14,472             19,723
                                                                                  --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................     $ 30,120           $ 29,614
                                                                                  ========           ========

SUPPLEMENTAL INFORMATION:
   Cash paid for interest ...................................................     $ 16,963           $ 18,201
                                                                                  ========           ========
   Purchase of property and equipment under capitalized lease obligations ...     $     18           $  4,059
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

         Since Funding has no business operations, its ability to repay the principal and interest on the $62,000,000 10 1/4% Senior Secured Notes due 2003 (the "Senior Notes"), the 11 3/4% Mortgage Notes due 2003 (the "Mortgage Notes") and its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") is completely dependent upon the operations of the Partnership.

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

          The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three and nine month periods ending September 30, 1999 are not necessarily indicative of the operating results for a full year.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

(2) Financial Information of Funding

         Financial information relating to Funding is as follows (in thousands):

                                                                                        December 31,      September 30,
                                                                                            1998              1999
                                                                                        -------------     --------------
Total Assets (including Mortgage Notes Receivable of $242,141, net of unamortized discount of $26,807 at December 31, 1998 and $23,936 at September
30, 1999, PIK Notes Receivable of $92,510, net of unamortized discount of $6,806 at December 31, 1998 and $98,928, net of unamortized discount of $6,457 at
September 30, 1999, Senior Notes Receivable of $62,000 at December 31, 1998
and September 30, 1999)..................................................               $363,038         $372,676
                                                                                        ========         ========


Total Liabilities and Capital (including Mortgage Notes Payable of $242,141, net of unamortized discount of $26,807 at December 31, 1998 and $23,936 at September
30, 1999, PIK Notes Payable of $92,510, net of unamortized discount of $6,806 at
December 31, 1998 and $98,928, net of unamortized discount of $6,457 at
September 30, 1999, Senior Notes Payable of $62,000 at December 31, 1998 and
September 30, 1999)......................................................               $363,038          $372,676
                                                                                        ========          ========


                                                                                                Nine Months
                                                                                            Ended September 30,
                                                                                            -------------------
                                                                                          1998               1999
                                                                                       ----------         ----------

Interest Income...............................................................           $36,611           $39,361
Interest Expense..............................................................            36,611            39,361
                                                                                        --------           -------
Net Income....................................................................           $     -           $     -
                                                                                         =======           =======

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)


(3) Financial Information of TCHI

         Financial information relating to TCHI is as follows (in thousands):

                                                                               December 31,      September 30,
                                                                                   1998                 1999
                                                                           ------------------   --------------

Total Assets (including Working Capital Loan Receivable of
$5,000 at December 31, 1998 and September 30, 1999)......................       $5,000             $5,000
                                                                                ======             ======

Total Liabilities and Capital (including Working Capital Loan
Payable of $5,000 at December 31, 1998 and September 30, 1999)...........       $5,000             $5,000
                                                                                ======             ======






                                                                                      Nine Months
                                                                                  Ended September 30,
                                                                                  -------------------
                                                                                1998                1999
                                                                             ----------          ----------

Interest Income..........................................................     $    233          $     384
Interest Expense.........................................................          233                384
                                                                              ---------         ---------
Net Income...............................................................     $    -            $     -
                                                                              =========         =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

            Cash flows from operating activities are the Partnership's principal source of liquidity. The Partnership expects to have sufficient liquidity to meet its obligations and intends to reduce debt by buying back bonds in the open market, when permissible. Cash flow is managed based upon the seasonality of the operations. Any excess cash flow achieved from operations during peak periods is utilized to subsidize non-peak periods where necessary.

            In addition to funding operations, the Partnership's principal uses of cash are capital expenditures and debt service.

            Capital expenditures for 1999 are anticipated to be approximately $9,000,000 and principally consist of a casino floor and slot machine renovation project, hotel room renovations, as well as ongoing property enhancements.

            The Partnership's debt consists primarily of (i) the Mortgage Notes,
(ii) the PIK Notes, (iii) the Senior Notes, and (iv) the Working Capital Loan.

            The Mortgage Notes have an outstanding principal amount of approximately $242,141,000, bear interest at the rate of 11 3/4% per annum and mature on November 15, 2003.

            The PIK Notes have an outstanding principal amount of approximately $98,928,000 and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 137/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. During the second quarter of 1999, interest in the amount of approximately $6,418,000 was satisfied through the issuance of additional PIK Notes. The Partnership anticipates that additional interest due during the fourth quarter of 1999 in the amount of approximately $6,863,000 will also be satisfied through the issuance of additional PIK Notes. Also, approximately 90% of the PIK Notes are currently owned by THCR Holdings.

            On April 17, 1998, Funding refinanced its 11 1/2% Senior Secured Notes due 2000 (the "Old Senior Notes") and its term loan with a bank (the "Term Loan") by issuing the Senior Notes. The proceeds from the issuance of the Senior Notes were used to redeem all of the issued and outstanding Old Senior Notes at 100% of their principal amount and to repay the Term Loan in full. In conjunction with this refinancing, TCHI obtained the Working Capital Loan and loaned the proceeds to the Partnership.

            The Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Senior Notes matures on April 30, 2003.

            The Working Capital Loan has an outstanding principal amount of $5,000,000 and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Loan matures on April 30, 2003. The Partnership has the authority to obtain a working capital facility of up to $10,000,000 (of which approximately $5,452,000 is outstanding), although there can be no assurance that such financing will be available, or on terms acceptable to the Partnership.

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

Year 2000

          The Partnership has assessed the Year 2000 issue and has implemented a plan to ensure that its systems are Year 2000 compliant. Analysis has been made of the Partnership's various customer support and internal administration systems and appropriate modifications have been made or are underway. Testing of the modifications is expected to be completed during 1999. The Partnership is approximately 98% complete in its modifications.

          The Partnership believes that the issues of concern are predominantly software related as opposed to hardware related. Further, the Partnership relies upon third party suppliers for support of their individual systems provided to the Partnership. These systems primarily support property, plant and equipment, such as communications equipment, elevators and fire safety systems. Contact has been made with all significant system suppliers and the Partnership is at various stages of implementation. When necessary, contracts have been issued to update these systems so as to ensure Year 2000 compliance. The cost of addressing the Year 2000 issue is not expected to be material as modifications are being made with existing systems personnel and no significant expenditures for new hardware or software are expected.

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

Comparison of Results of Operations for the Three Month Periods Ended September 30, 1998 and 1999.

         Gaming revenues are the primary source of the Partnership's revenues and primarily consist of table game and slot machine win. The following chart details activity for the major components of gaming revenues:

                                                                                                  Three Months Ended
                                                                                                  ------------------
                                                                                                     September 30,
                                                                                                     -------------
                                                                                             1998                   1999
                                                                                             ----                   ----
                                                                                                (dollars in thousands)

Table Game Revenue ....................................................                      $20,837                  $20,401
Decrease from Prior Period ............................................                                                 $(436)
Table Game Drop .......................................................                     $132,698                 $134,798
Increase from Prior Period ............................................                                                $2,100
Table Game Win Percentage .............................................                         15.7%                    15.1%
Decrease from Prior Period ............................................                                             (0.6) pts.
Number of Table Games .................................................                           91                       85
Decrease from Prior Period ............................................                                                    (6)

Slot Revenue ..........................................................                      $52,503                  $54,296
Increase from Prior Period ............................................                                                $1,793
Slot Handle ...........................................................                     $649,979                 $700,336
Increase from Prior Period ............................................                                               $50,357
Slot Win Percentage ...................................................                          8.1%                     7.8%
Decrease from Prior Period ............................................                                             (0.3) pts.
Number of Slot Machines ...............................................                        2,170                    2,123
Decrease from Prior Period ............................................                                                   (47)

Other Gaming Revenue ..................................................                         $991                     $649
Decrease from Prior Period ............................................                                                 $(342)

Total Gaming Revenues .................................................                      $74,331                  $75,346
Increase from Prior Period ............................................                                                $1,015

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

          Table game revenues decreased by approximately $436,000 or 2.1% to $20,401,000 for the three months ended September 30, 1999 from $20,837,000 for the three months ended September 30, 1998. This decrease is the result of a reduced table game win percentage, partially offset by increased table game volumes. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 14.9% and 15.5% for the three months ended September 30, 1999 and 1998, respectively.

          Slot revenues increased approximately $1,793,000 or 3.4% to $54,296,000 for the three months ended September 30, 1999 from $52,503,000 for the three months ended September 30, 1998, due to an increased slot handle. The increased slot handle is due primarily to sustained marketing programs and events designed specifically for the slot customer. In addition, the Partnership completed its slot machine renovation project during June 1999, and accordingly, benefitted from an improved slot product during the third quarter of 1999.

          Nongaming revenues, in the aggregate, decreased by approximately $454,000 or 2.4% to $18,711,000 for the three months ended September 30, 1999 from $19,165,000 for the three months ended September 30, 1998. This decrease is due primarily to the reduction in complimentary room, food and beverage, and entertainment revenues resulting from a change in strategy designed to control marketing costs and to increase cash sales from nongaming operations. The decrease in complimentary revenues was partially offset by increased rooms and food and beverage cash revenues. There was a corresponding decrease in Promotional Allowances of $1,170,000 or 10.0% to $10,570,000 for the three months ended September 30, 1999 from $11,740,000 for the three months ended September 30, 1998.

          Gaming costs decreased approximately $3,180,000 or 6.8% to $43,549,000 for the three months ended September 30, 1999 from $46,729,000 for the three months ended September 30, 1998. This decrease is primarily the result of decreased spending in promotional and complimentary marketing programs.

          Rooms costs increased approximately $258,000 or 32.9% to $1,042,000 for the three months ended September 30, 1999 from $784,000 for the three months ended September 30, 1998. This increase is due primarily to associated costs incurred related to the increased cash rooms revenues generated in 1999.

          Food and beverage costs increased approximately $469,000 or 15.3% to $3,541,000 for the three months ended September 30, 1999 from $3,072,000 for the three months ended September 30, 1998. This increase is due primarily to associated costs incurred related to the increased food and beverage cash revenues generated in 1999.

          Interest expense increased approximately $718,000 or 5.6% to $13,604,000 for the three months ended September 30, 1999 from $12,886,000 for the three months ended September 30, 1998, due primarily to an increase in the outstanding principal of the PIK Notes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS - (Continued)


Comparison of Results of Operations for the Nine Month Periods Ended September 30, 1998 and 1999.

         Gaming revenues are the primary source of the Partnership's revenues and primarily consist of table game and slot machine win. The following chart details activity for the major components of gaming revenues:

                                                                                     Nine Months Ended
                                                                                     -----------------
                                                                                        September 30,
                                                                                        -------------
                                                                                1998                   1999
                                                                                ----                   ----
                                                                                   (dollars in thousands)

Table Game Revenue......................................................       $53,646                $55,400
Increase from Prior Period..............................................                               $1,754
Table Game Drop.........................................................      $345,318               $362,134
Increase from Prior Period..............................................                              $16,816
Table Game Win Percentage...............................................          15.5%                  15.3%
Decrease from Prior Period..............................................                            (0.2) pts.
Number of Table Games...................................................            92                     87
Decrease from Prior Period..............................................                                   (5)

Slot Revenue............................................................      $142,902               $148,387
Increase from Prior Period..............................................                               $5,485
Slot Handle.............................................................    $1,763,532             $1,878,950
Increase from Prior Period..............................................                             $115,418
Slot Win Percentage.....................................................           8.1%                   7.9%
Decrease from Prior Period..............................................                            (0.2) pts.
Number of Slot Machines.................................................         2,163                  2,145
Decrease from Prior Period..............................................                                 (18)

Other Gaming Revenue....................................................        $1,803                 $1,663
Decrease from Prior Period..............................................                                ($140)

Total Gaming Revenues...................................................      $198,351               $205,450
Increase from Prior Period..............................................                               $7,099

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

          Table game revenues increased by approximately $1,754,000 or 3.3% to $55,400,000 for the nine months ended September 30, 1999 from $53,646,000 for the nine months ended September 30, 1998. This increase is the result of higher table game volume than the previous year, partially offset by a reduced table game win percentage. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 15.4% and 15.3% for the nine months ended September 30, 1999 and 1998, respectively.

          Slot revenues increased approximately $5,485,000 or 3.8% to $148,387,000 for the nine months ended September 30, 1999 from $142,902,000 for the nine months ended September 30, 1998, due to an increased slot handle. The increased slot handle is due primarily to sustained marketing programs and events designed specifically for the slot customer. In addition, the Partnership completed its slot machine renovation project during June 1999, and accordingly, benefitted from an improved slot product during the third quarter of 1999.

          Promotional Allowances decreased $1,197,000 or 4.0% to $28,475,000 for the nine months ended September 30, 1999 from $29,672,000 for the nine months ended September 30, 1998. This decrease is primarily the result of a change in strategy designed to control marketing costs and to increase cash sales from nongaming operations.

          Room costs increased approximately $506,000 or 21.2% to $2,889,000 for the nine months ended September 30, 1999 from $2,383,000 for the nine months ended September 30, 1998. This increase is due primarily to associated costs incurred related to the increased cash rooms revenues generated in 1999.

          Food and beverage costs increased $718,000 or 9.7% to $8,144,000 for the nine months ended September 30, 1999 from $7,426,000 for the nine months ended September 30, 1998. This increased is due primarily to associated costs incurred related to the increased food and beverage cash revenues generated in 1999.

          General and administrative costs increased $1,778,000 or 4.0% to $46,622,000 for the nine months ended September 30, 1999 from $44,844,000 for the nine months ended September 30, 1998, resulting primarily from increased compensation and insurance costs.

          Interest expense increased approximately $2,072,000 or 5.4% to $40,335,000 for the nine months ended September 30, 1999 from $38,263,000 for the nine months ended September 30, 1998, due primarily to an increase in the outstanding principal of the PIK Notes.

Seasonality

          The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three and nine month periods ending September 30, 1999 are not necessarily indicative of the operating results for a full year.


Important Factors Relating to Forward Looking Statements

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward- looking statements contained in the Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by the Registrants or any other person that the forward-looking statements contained in this Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.


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

          Steiner Action. On or about July 30, 1999, William K. Steiner, a stockholder of THCR, filed a derivative action in the Court of Chancery in Delaware (Civil Action No. 17336NC) against each member of the Board of Directors of THCR. The plaintiff claims that the directors of THCR breached their fiduciary duties by approving certain loans from THCR to Donald J. Trump. The complaint seeks to rescind the loans, and also seeks an order requiring the defendants to account to THCR for losses and damages allegedly resulting from the loans. The defendants believe that the suit is without merit and on October 1, 1999, the defendants moved to dismiss the complaint. The parties have not yet established a briefing schedule with respect to the motions.

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




                                   TRUMP'S CASTLE HOTEL & CASINO, INC.
                                     (Registrant)

Date: November 4, 1999
                                   By: /s/ Nicholas L. Ribis
                                       --------------------------------------
                                   Nicholas L. Ribis
                                   President and Chief Executive Officer
                                   (Duly Authorized Officer and
                                   Principal Financial Officer)

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   TRUMP'S CASTLE FUNDING, INC.
                                     (Registrant)

Date: November 4, 1999
                                   By: /s/ Nicholas L. Ribis
                                       --------------------------------------
                                   Nicholas L. Ribis
                                   President and Chief Executive Officer
                                   (Duly Authorized Officer and
                                   Principal Financial Officer)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   TRUMP'S CASTLE ASSOCIATES, L.P.
                                      (Registrant)
                                   By:  Trump's Castle Hotel & Casino, Inc.
                                        its general partner
Date: November 4, 1999

                                   By: /s/ Nicholas L. Ribis
                                       --------------------------------------
                                   Nicholas L. Ribis
                                   President and Chief Executive Officer
                                   (Duly Authorized Officer and
                                   Principal Financial Officer)