Form 10-K405
period 1999-12-31
TRUMPS CASTLE HOTEL & CASINO INC; TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE ASSOCIATES LP
filed 2000-03-30
CIK 1063882, 770618, 911534

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           __________________________

  [Mark One]                        FORM 10-K
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the Fiscal Year ended December 31, 1999
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the transition period from    to
                           Commission File No.: 1-9029
                           __________________________

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


                     Huron Avenue and Brigantine Boulevard
                        Atlantic City, New Jersey 08401
                                 (609) 441-6060

          (Address, Including Zip Code and Telephone Number, Including
            Area Code, of Registrant's Principal Executive Offices)
          Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class             Name of Each Exchange on Which Registered
      -------------------             -----------------------------------------
11 3/4% Mortgage Notes due 2003           American Stock Exchange, Inc.
Increasing Rate Subordinated              American Stock Exchange, Inc.
Pay-In-Kind Notes due 2005

                           __________________________

        Securities registered pursuant to Section 12(g) of the Act: None
                           __________________________

  Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such
filing requirements for the past 90 days.  Yes  X    No. ____
                                               ___

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X    No. ____
                           ___

  Trump's Castle Hotel & Casino, Inc. and Trump's Castle Funding, Inc. meet the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

  As of March 23, 2000, there were 200 shares of Trump's Castle Funding, Inc.'s Common Stock outstanding.

  As of March 23, 2000 there were 100 shares of Trump's Castle Hotel & Casino, Inc.'s Common Stock, no par value, outstanding. The aggregate market value of the voting stock of Trump's Castle Hotel & Casino, Inc., Trump's Castle Funding, Inc. and Trump's Castle Associates, L.P. held by non-affiliates of the Registrants as of March 23, 2000 was $0.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
PART I.......................................................................................................1

   ITEM 1.  BUSINESS.........................................................................................1
      General................................................................................................1
      Trump Marina...........................................................................................2
      Trademark/Licensing....................................................................................5
      Certain Indebtedness of the Partnership................................................................5
      Atlantic City Market...................................................................................6
      Competition............................................................................................8
      Gaming and Other Laws and Regulations.................................................................11

   ITEM 2.  PROPERTIES......................................................................................17

   ITEM 3.  LEGAL PROCEEDINGS...............................................................................18

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................20

PART II.....................................................................................................21

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................................21

   ITEM 6.  SELECTED FINANCIAL DATA.........................................................................22

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........23

   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................27

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................27

   ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................27

PART III....................................................................................................28

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS...............................................................28

   ITEM 11.  EXECUTIVE COMPENSATION.........................................................................32
      Employment Agreements.................................................................................33
      Compensation of the Board of Directors................................................................33
      Compensation Committee Interlocks and Insider Participation...........................................33

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................35

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................35

PART IV.....................................................................................................36

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................36

   IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS.................................................41

   SIGNATURES...............................................................................................42

   TRUMP'S CASTLE HOTEL & CASINO, INC.......................................................................42

   TRUMP'S CASTLE FUNDING, INC..............................................................................43

   TRUMP'S CASTLE ASSOCIATES, L.P...........................................................................43

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.............................................F-1

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

     The Partnership was formed in 1985 for the sole purpose of acquiring and operating Trump's Castle Casino Resort, a luxury casino hotel located in the Marina District of Atlantic City, New Jersey (the "Marina District"). During the second quarter of 1997, the Partnership rethemed the property with a nautical emphasis and renamed it Trump Marina Hotel Casino ("Trump Marina"). Prior to the acquisition of Trump Marina (which at that time was Trump's Castle Casino Resort) (the "Castle Acquisition") on October 7, 1996 by THCR Holdings, the partners in the Partnership were TC/GP, Inc., currently known as Trump Casinos II, Inc. ("TCI-II"), which had a 37.5% interest in the Partnership, Donald J. Trump ("Trump"), who had a 61.5% interest in the Partnership, and TCHI, which had a 1% interest in the Partnership. Trump, by virtue of his ownership of TCI-II and TCHI, was the beneficial owner of 100% of the common equity interest in the Partnership, subject to the right of holders of warrants for 50% of the common stock of TCHI (the "Castle Warrants") to acquire an indirect beneficial interest in 0.5% of the common equity interest in the Partnership. Subsequent to the Castle Acquisition, the partners in the Partnership are THCR Holdings, which has a 99% limited partnership interest in the Partnership, and TCHI, which has a 1% general partnership interest in the Partnership. THCR Holdings, by virtue of its ownership of TCHI, is the beneficial owner of 100% of the common equity interest in the Partnership.

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

     On October 23, 1996, Trump Casino Services, L.L.C., ("TCS"), Trump Plaza Associates ("Plaza Associates"), Trump Taj Mahal Associates ("Taj Associates") and the Partnership entered into an Amended and Restated Services Agreement pursuant to which TCS provides each of Plaza Associates, Taj Associates and the Partnership certain management, financial and other functions and services necessary and incidental to the respective operations of each of their casino hotels. Management believes that TCS' services to the Partnership result in cost savings and operational synergies.

     The Partnership operates in only one industry segment, the gaming industry. See "Financial Statements and Supplementary Data".

Trump Marina

     The Partnership owns and operates Trump Marina, a luxury casino hotel located on 14.7 acres in the Marina District approximately two miles from The Boardwalk. Trump Marina is approximately one-quarter mile from the H-Tract. Trump Marina consists of a 27-story hotel tower with 728 rooms, including 153 suites, 97 of which are "Crystal Tower" luxury suites, and contains approximately 75,900 square feet of gaming space. Trump Marina offers 2,159 slot machines, 86 table games, 8 restaurants, two clubs for the exclusive use of select customers, approximately 58,000 square feet of convention, ballroom and meeting space, a 9-story parking garage which can accommodate approximately 3,000 cars, a 540-seat cabaret theater, two cocktail lounges, a swimming pool, tennis courts, a health club and a roof-top helipad. In addition, Trump Marina operates a 645-slip marina (see "Properties"), which is adjacent to the casino hotel. An elevated enclosed walkway connects Trump Marina to a two-story building which contains offices, a nautically themed retail store, a cocktail lounge and a 240-seat gourmet restaurant that overlooks the marina and the Atlantic City skyline. As a result of its high quality amenities, its exceptional customer service and its geographical location, Trump Marina distinguishes itself as a desirable alternative to the Atlantic City casinos located on The Boardwalk.

     Marketing Strategy

     Management's recent retheming of Trump Marina has built upon the casino's established customer base by attracting a younger crowd to the facility. In keeping with this initiative, management has differentiated Trump Marina from other Atlantic City casinos by offering contemporary entertainment attractions and its "Wild Side" marketing campaign. The "Wild Side" marketing program consists of a coordinated advertising, entertainment and marketing campaign that is geared towards younger affluent patrons but does not exclude Trump Marina's established customer base. Management, which developed the "Wild Side" marketing program after careful study of the Atlantic City market, seeks to accomplish its goals via an advertising campaign with a fun and youthful appeal, as well as providing varied and extensive contemporary entertainment in the Grand Cayman Ballroom, "The Shell" (a cabaret style theater), "The Wave" (a night club), "The Deck" (for outdoor summertime entertainment) and large outdoor performances billed as "Rock the Dock" concerts.

     Service. By providing and maintaining a first-class facility and exceptional service, Trump Marina has earned the Five Star Diamond Award from the American Academy of Hospitality Sciences and the American Automobile Association's "Four Diamond" rating. Trump Marina provides a broadly diversified gaming and entertainment experience consistent with the "Trump" name and reputation for quality amenities and first-class service.

     Gaming Environment. To stay abreast of current gaming trends in Atlantic City, Trump Marina's management continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. A sophisticated computerized slot tracking and marketing system is employed to perform this analysis. This monitoring has confirmed the continuing recent trend in the Atlantic City market towards fewer table games and more slot machines. For example, slot machine revenue for the Atlantic City market increased from 54.6% of the industry table games and slot revenue in 1988 to 71.7% of industry table games and slot revenue in 1999. Trump Marina experienced a similar increase, with slot revenue increasing from 52.5% of table games and slot revenue in 1988 to 73.2% of table games and slot revenue in 1999. In response to this trend, starting in 1994 management devoted more of its casino floor space to slot machines, and by 1999 has replaced substantially all of its slot machines with newer machines.

     "Comping" Strategy. In order to compete effectively with other Atlantic City casino hotels, Trump Marina offers complimentaries primarily to patrons with a demonstrated propensity to wager at Trump Marina. The policy at Trump Marina is to focus promotional activities, including complimentaries, on middle and upper middle market "drive-in" patrons who visit Atlantic City frequently and have proven to be the most profitable market segment. A patron's propensity to wager is determined by a review of the patron's prior gaming history at Trump Marina as well as other gaming establishments in Atlantic City. Each patron is analyzed to ensure that the patron's gaming activity, net of any complimentaries, is profitable.

     Entertainment and Special Events. Trump Marina pursues a coordinated program of headline entertainment and special events. Trump Marina offers headline entertainment approximately twenty times a year in its main ballroom, complemented by contemporary acts in the cabaret theater and nightclub. As a part of its marketing plan, Trump Marina offers special events aimed at its core, middle and upper-middle market segments. Trump Marina also hosts special events on an invitation-only basis in an effort to attract existing targeted gaming patrons and build loyalty among these patrons. These special events include theme parties and gaming tournaments. Headline entertainment is scheduled to complement these special events. In addition, as part of its "Wild Side" marketing campaign, Trump Marina features outdoor bands nightly (in season) as well as outdoor concerts promoted under the "Rock the Dock" theme. Recent performances have included Sting, Hootie and the Blowfish, Meatloaf, Bad Company and George Carlin.

     Player Development and Casino Hosts. Trump Marina has contracts with sales representatives in New Jersey, New York and other states to promote the casino hotel. Trump Marina has sought to attract more middle market slot patrons, as well as premium players through its "junket" marketing operations, which involve attracting groups of patrons by providing airfare, gifts and room accommodations. Player development personnel host special events, offer incentives, and contact patrons directly in an effort to attract high-limit table game patrons.

     The casino hosts at Trump Marina assist table game patrons, and the slot sales representatives at Trump Marina assist slot patrons on the casino floor, make room and dinner reservations, and provide general assistance. Slot sales representatives also solicit Marina Card (the frequent player identification slot card) sign-ups in order to increase Trump Marina's marketing base.

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

     Credit Policy. Historically, Trump Marina has extended credit on a discretionary basis to certain qualified patrons. Table games credit play, as a percentage of total dollars wagered, was approximately 32.4%, 30.1% and 32.6% for 1997, 1998 and 1999, respectively. Trump Marina bases credit limits on each individual patron's creditworthiness, as determined by an examination of the following criteria: (i) checking each patron's personal checking account for current and average balances; (ii) performing a credit check using a credit agency specializing in casino credit on each domestic patron; and (iii) checking each patron's credit limits and indebtedness at all casinos in the United States as well as many island casinos. The above determination of a patron's continued creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Trump Marina deems a re-determination of creditworthiness is necessary. In addition, depositing of markers is regulated by the New Jersey Casino Control Act, (the "Casino Control Act"). Markers of $1,000 or less are deposited in a maximum of 7 days; markers of

$1,001 to $5,000 are deposited in a maximum of 14 days; and markers over $5,001 are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at Trump Marina's discretion.

     Bus Program. Trump Marina has a bus program which transports approximately 600 gaming patrons per day during the week and 700 per day on the weekends. The Partnership's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Based on historical surveys, management has determined that gaming patrons who arrive by special charters as opposed to scheduled bus lines or who travel distances greater than 60 miles are more likely to create higher gaming revenue. Accordingly, Trump Marina's marketing efforts are focused on such bus patrons.

     Trump Marina Retheming

     In 1997, Trump Marina completed a project to retheme the casino hotel with a nautical emphasis, targeting younger customers by offering contemporary entertainment attractions and emphasizing Trump Marina's energetic, lively atmosphere.

     Employee Relations

     As of December 31, 1999, the Partnership employed approximately 3,300 full and part-time employees, of whom approximately 1,200 were subject to collective bargaining agreements. The Partnership's collective bargaining agreement with Local No. 54 expires on September 15, 2004. Such agreement extends to approximately 900 employees. In addition, four other collective bargaining agreements cover approximately 300 maintenance employees. The Partnership believes that its relationships with its employees are satisfactory. Funding and TCHI have no employees.

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

     PIK Note Acquisition. On June 23, 1995, the Partnership entered into an agreement with Hamilton Partners, L.P. ("Hamilton") which granted the Partnership an option (the "Option") to acquire the Increasing Rate Subordinated Pay-in-Kind Notes due 2005 of Funding (the "PIK Notes") (which are currently subordinated to the Senior Notes (as defined), the Working Capital Loan (as defined) and the Mortgage Notes (as defined)) owned by Hamilton (the "Option Agreement"). The Option was granted to the Partnership in consideration of $1.9 million of aggregate payments to Hamilton. The Option was exercisable at a price equal to 60% of the aggregate principal amount of the PIK Notes delivered by Hamilton, with accrued but unpaid interest, plus 100% of the PIK Notes issued to Hamilton as interest subsequent to June 23, 1995. Pursuant to the terms of the Option Agreement, upon the occurrence of certain events within 18 months of the time the Option is exercised, the Partnership was required to make an additional payment to Hamilton of up to 40% of the principal amount of the PIK Notes. On May 21, 1996, the Partnership assigned the Option to THCR Holdings, which, on that same date, exercised the Option and acquired approximately 90% of the then outstanding PIK Notes for approximately $38.7 million, in exchange for which THCR Holdings received an aggregate of approximately $59.3 million principal amount of PIK Notes.

     April 1998 Refinancing. On April 17, 1998, Funding refinanced a portion of the Partnership's outstanding debt, on a consolidated basis, consisting of $38 million outstanding on a term loan with a bank (the "Term Loan") and its 11 1/2% Senior Secured Notes due 2000 (the "Old Senior Notes") by issuing 10 1/4% Senior Secured Notes due 2003 (the "Senior Notes"). The proceeds from the issuance of the Senior Notes were used to redeem all of the issued and outstanding Old Senior Notes at 100% of their principal amount and to repay the Term Loan in full. In conjunction with this refinancing, TCHI obtained a working capital credit facility (the "Working Capital Loan"). Both the Senior Notes and the Working Capital Loan are guaranteed by the Partnership. The Senior Notes have an outstanding principal amount of $62,000,000, bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October, and mature on April 30, 2003. The Working Capital Loan has an outstanding principal amount of $5,000,000, bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October and matures on April 30, 2003.

Trademark/Licensing

     Subject to certain restrictions, THCR has the exclusive right to use the "Trump" name and likeness in connection with gaming and related activities (the "License") pursuant to a trademark license agreement and the amendments thereto between Trump and THCR (the "License Agreement"). Pursuant to the License Agreement, Trump granted to THCR the world-wide right and license to use the names "Trump," "Donald Trump" and "Donald J. Trump" (including variations thereon, the "Trump Names") and related intellectual property rights (collectively, the "Marks") in connection with casino and gaming activities and related services and products. The License Agreement does not restrict or restrain Trump from the right to use or further license the Trump Names in connection with services and products other than casino services and products.

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

     The Mortgage Notes are secured by a promissory note of the Partnership to Funding (the "Partnership Note") in an amount and with payment terms necessary to service the Mortgage Notes. The Partnership Note is secured by a mortgage on Trump Marina and substantially all of the other assets of the Partnership. The Partnership Note has been assigned by Funding to the trustee of the indenture under which the Mortgage Notes were issued to secure the repayment of the Mortgage Notes. In addition, the Partnership has guaranteed the payment of the Mortgage Notes (the "Guaranty"), which is secured by a mortgage on Trump Marina and substantially all of the assets of the Partnership. The Partnership Note and the Guaranty are expressly subordinated to the indebtedness of the Senior Notes and the Working Capital Loan (collectively, the "Senior Indebtedness") and the liens of the mortgages securing the Partnership Note and the Guaranty are subordinate to the liens securing the Senior Indebtedness.

     The PIK Notes bear interest payable, at Funding's option in whole or in part in cash and through the issuance of additional PIK Notes, semi-annually at the rate of 137/8% through November 15, 2003. After November 15, 2003, interest on the PIK Notes is payable in cash at the rate of 137/8%. The PIK Notes mature on November 15, 2005. The PIK Notes may be redeemed at Funding's option at 100% of the principal amount under certain conditions, as described in the indenture governing the PIK Notes, and are required to be redeemed from a specified percentage of any equity offering which includes the Partnership. Interest has been accrued using the effective interest method. On May 15, 1999 and November 15, 1999, the semi-annual interest payments of $6.4 million and $6.9 million, respectively, were paid by the issuance of additional PIK Notes. In addition, approximately 90% of the PIK Notes are owned by THCR Holdings.

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

     The Senior Notes bear interest, payable semi-annually in cash, at 10 1/4% and mature on April 30, 2003. Similar to the Mortgage Notes, the Senior Notes are secured by an assignment of a promissory note of the Partnership (the "Senior Partnership Note") which is in turn secured by a mortgage on Trump Marina and substantially all of the other assets of the Partnership. The Partnership has guaranteed the payment of the Senior Notes (the "Senior Guaranty"), which Senior Guaranty is secured by a mortgage on Trump Marina and substantially all of the assets of the Partnership. The Partnership has also guaranteed the payment of the Working Capital Loan (the "TCHI Guaranty"), which TCHI Guaranty is secured by a mortgage on Trump Marina and substantially all of the assets of the Partnership.

     The terms of the Mortgage Notes, the PIK Notes and the Senior Notes include limitations on the amount of additional indebtedness the Partnership may incur, distributions of the Partnership's capital, investments and other business activities.

Atlantic City Market

     The Atlantic City Market has demonstrated continued growth despite the recent proliferation of new gaming venues across the country. The 12 casino hotels in Atlantic City generated approximately $4.18 billion in gaming revenues in 1999, an increase of approximately 3.2% over 1998 gaming revenues of approximately $4.05 billion. From 1995 to 1999, total gaming revenues in Atlantic City have increased approximately 11.1%, while hotel rooms increased by 20.6% during that period. Although total visitor volume to Atlantic City remained relatively constant in 1999, the volume of less profitable bus customers decreased to 9.5 million in 1999 from 9.9 million in 1998, also representing a decline from 9.6 million in 1995. The volume of customers traveling by other means to Atlantic City has grown from 23.7 million in 1995 to
24.7 million in 1999.

     Casino revenue growth in Atlantic City has lagged behind that of other traditional gaming markets, principally Las Vegas, for the last five years. Management believes that this relatively slower growth is primarily attributable to two key factors. First, there were no significant additions to hotel capacity in Atlantic City until 1996. Las Vegas visitor volumes have increased, in part, due to the continued addition of new hotel capacity. Both markets have exhibited a strong correlation between hotel room inventory and total casino revenues. Secondly, the regulatory environment and infrastructure problems in Atlantic City have made it more difficult and costly to operate than in Las Vegas. Total regulatory costs and tax levies in New Jersey have exceeded those in Nevada since inception, and there is generally a higher level of regulatory oversight in New Jersey than in Nevada. The infrastructure problems, manifested by impaired accessibility of the casinos, downtown Atlantic City congestion and the condition of the areas surrounding the casinos have made Atlantic City less attractive to the gaming customer.

     Total Atlantic City slot revenues increased 4.6% in 1999 from 1998, continuing a trend of increases over the past seven years. From 1995 through 1999, slot revenue growth in Atlantic City has averaged 5.2% per year. Total table game revenue decreased 0.1% in 1999, while table game revenue from 1995 to 1999 has increased on average approximately 1.6% per year. Management believes the slow growth in table game revenue is primarily attributable to two factors. First, the slot product has been significantly improved over the last seven years. Bill acceptors, new slot machines, video poker, themed slot machines and other improvements have increased the popularity in slot play to include a larger number of guests interested in its entertainment value. Casino operators in Atlantic City have added slot machines in favor of table games due to increased public acceptance of slot play and due to slot machines' comparatively higher profitability as a result of lower labor and support costs. Since 1995, the number of slot machines in Atlantic City has increased by 19.4%, while the number of table games has increased by 2.5%. Slot revenues increased from 68.4% of total casino revenues in 1995 to 70.8% in 1999. The second reason for historic slow growth in table game revenue is that table game players are typically higher end players and are more likely to be interested in overnight stays and other amenities. During peak season and weekends, room availability in Atlantic City is currently inadequate to meet demand, making it difficult for casino operators to aggressively promote table play.

     The regulatory environment in Atlantic City has improved over the years. Most significantly, 24-hour gaming has been approved, poker, simulcasting and keno have been added and certain regulatory burdens have been reduced. In particular, comprehensive amendments to New Jersey gaming laws were made in January 1995, which have eliminated duplicative regulatory oversight and channeled a certain portion of operator's funds through 2003 from regulatory support into uses of the New Jersey Casino Reinvestment Development Authority (the "CRDA"). Administrative costs of regulation will be reduced while increasing funds will be available for new development in Atlantic City. In addition, in 1994, legislation was enacted which eliminated the requirement that a casino consist of a "single room" in a casino hotel. A casino may now consist of "one or more locations or rooms" approved by the CCC for casino gaming.

     Atlantic City's new convention center, with approximately 500,000 square feet of exhibit and pre-function space, 45 meeting rooms, food-service facilities and a 1,600-car underground parking garage, is the largest exhibition space between New York City and Washington, D.C. It is located at the base of the Atlantic City Expressway and opened in May 1997. Atlantic City's original convention center is located on The Boardwalk, physically connected to the Trump Plaza Hotel and Casino ("Trump Plaza"), another indirect wholly owned subsidiary of THCR. Its East Hall, which was completed in 1929 and is listed on the National Register of Historic Places, is currently undergoing, with funding approved by the CRDA in February 1999, a $72 million renovation to be completed by the summer of 2001. These improvements, while preserving the historic features of this landmark, will convert it into a modern special events venue and will include new seating for 10,000 to 14,000 in its main auditorium, and new lighting, sound and television-ready wiring systems.

     In the fall of 1998, the South Jersey Transportation Authority ("SJTA") began constructing a 2.2 mile roadway and tunnel system in Atlantic City which will connect the Atlantic City Expressway to the Marina District and the City of Brigantine and is scheduled to be completed in the spring of 2001. This $330 million roadway project, upon completion, will provide vehicles arriving in Atlantic City on the Atlantic City Expressway with direct access to the Marina District, including the Trump Marina and the marina at Trump Marina. On January 25, 2000, the Appellate Division of the New Jersey Superior Court reversed, in part, the issuance of certain development permits which authorize the SJTA to construct this roadway and granted THCR the right to a trial-type administrative hearing in the New Jersey Department of Environmental Protection to determine whether the approved roadway design unfairly and unreasonably either impedes patron access to Trump Marina and the marina at Trump Marina from the proposed H-Tract casino resort development or obscures the visibility of the Trump Marina electronic reader board signage.

     In addition to the planned casino expansions (see "Competition"), major infrastructure improvements have been completed. The CRDA oversaw the development of the $88 million "Grand Boulevard" corridor that links the new convention center with The Boardwalk. The project was completed in early 1998. Furthermore, as set forth in a November 1998 agreement with the CRDA, a $20.8 million beautification project is now in progress for the five block Virginia and Maryland Avenue corridors which connect the thirty acre Boardwalk site of the Trump Taj Mahal Casino Resort (the "Taj Mahal") to Absecon Boulevard (Route 30), one of Atlantic City's principal access roadways. This comprehensive project includes the repair, resurfacing and resignalizing of these roads and the installation of new roadside lighting, the acquisition and demolition of deteriorated structures on Virginia Avenue and, to a lesser extent, Maryland Avenue, and the installation and maintenance of roadside landscaping on those sites, the construction of a twenty-six unit subdivision of two-story, single unit and duplex residences which will front on opposing sides of Virginia Avenue, and the improvement of the exterior facades of selected Virginia Avenue and other structures, with consents of the owners, to achieve a harmony and continuity of design among closely proximate properties. Construction of the roadway and housing elements of this project is expected to be substantially completed by the summer of 2000.

     Management believes that these gaming regulatory reforms will serve to permit future reductions in operating expenses of casinos in Atlantic City and to increase the funds available for additional infrastructure development through the CRDA. Due principally to an improved regulatory environment, general improvement of economic conditions and high occupancy rates, significant investment in the Atlantic City Market has been initiated and/or announced. Management believes that these increases in hotel capacity, together with infrastructure improvements, will be instrumental in stimulating future revenue growth in the Atlantic City Market. See "Competition."

Competition

     Atlantic City. Competition in the Atlantic City Market is intense. Trump Marina competes with other casino hotels located in Atlantic City, including the Trump Plaza and the Taj Mahal. At present, there are 12 casino hotels located in Atlantic City, including Trump Marina, Trump Plaza and the Taj Mahal, all of which compete for patrons. Trump Marina primarily competes with other Atlantic City casinos by, among other things, providing superior products and facilities, premier locations, name recognition and targeted marketing strategies. In addition, there are several sites on The Boardwalk and in the Marina District on which casino hotels could be built in the future and various applications for casino licenses have been filed and announcements with respect thereto made from time to time (including a casino resort joint venture (the "Mirage Joint Venture") between Mirage and the Boyd Gaming Corporation to be built in the Marina District which will contain approximately 1,200 rooms, and a casino resort by MGM Grand, Inc. ("MGM") which may be built on The Boardwalk after MGM purchases the land chosen as the site for the casino resort). Although management is not aware of any current construction on such sites by third parties, infrastructure improvements in the area have begun. Mirage intends to build a casino resort called Le Jardin which will contain approximately 2,000 rooms and will be linked to the resort created as a result of the Mirage Joint Venture. In March 2000, MGM announced an agreement to acquire Mirage, a transaction which includes Mirage's property holdings in Atlantic City. At this time, it is not possible to determine the impact this acquisition will have on Mirage's planned development in the H-Tract or MGM's planned development on The Boardwalk. Substantial new expansion and development activity has recently been completed or has been announced in Atlantic City, including the expansion at Harrah's, Hilton, Caesar's, Resorts, Tropicana and Bally's Wild West Casino, which intensifies competitive pressures in the Atlantic City Market. Also, in December 1999, Park Place Entertainment, Inc. ("Park Place") completed the acquisition of Caesar's Casino Hotels from Starwoods Hotel & Resorts Worldwide, Inc. This acquisition included the Caesar's Atlantic City property, which is adjacent to Bally's Park Place and Wild West casino hotel ("Bally's) owned by Park Place. Park Place has announced plans to connect the Caesar's and Bally's properties with a $24 million connector, which will include additional gaming space, restaurants and retail shops. Announced completion is September 2000. While management believes that the addition of hotel capacity would be beneficial to the Atlantic City Market generally, there can be no assurance that such expansion would not be materially disadvantageous to Trump Marina. There also can be no assurance that the Atlantic City development projects, which are planned or are underway will be completed.

     Trump Marina also competes, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a minimal extent, Trump Marina faces competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, South Dakota, Ontario (Windsor and Niagara Falls), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. In September 1995, New York introduced a keno lottery game, which is played on video terminals that have been set up in approximately 1,800 bars, restaurants and bowling alleys across the state. Bay Cruises is operating a gambling cruise ship where patrons are taken from a pier in Sheepshead Bay in Brooklyn, New York to international waters to gamble. In September 1997, another gambling cruise ship was launched off the coast of Montauk, New York. On April 24, 1998, Freeport Casino Cruises began operating a gambling ship in Long Island, New York. Manhattan Cruises, a company offering gambling cruises departing from Manhattan, New York City since January 28, 1998, suspended operations in early May 1998, but has announced plans to resume operations shortly. Other companies (including South Shore Cruise Lines, President Casino and Circle Line) are currently seeking permission to operate similar cruises in the New York City area. On December 5, 1997, the mayor of New York City proposed the construction of a casino on Governors Island, located in the middle of New York Harbor; however, the proposal would require an amendment to the New York State Constitution and the sale of the island to New York by the federal government. In Delaware, a total of approximately 2,600 slot machines were installed at three horse racetracks in 1996. Initial legislation allowed a maximum of 1,000 slot machines at each of the three racetracks. In 1998, the Delaware legislature approved a bill which would more than double the number of slot machines allowed at the three racetracks. At the end of 1999, there was a total of approximately 4,200 slot machines installed and operational. West Virginia also permits slot machines at racetracks, and track owners in several other states, including Maryland and Pennsylvania, are seeking to do the same. In December 1996, the temporary Casino Niagara opened in Niagara Falls, Ontario. Ontario officials expect that two-thirds of Casino Niagara's patrons will come from the United States, predominantly from western New York. In February 1998, the Ontario Casino Commission designated a consortium whose principal investor is Hyatt Hotels Corporation as the preferred developer of the permanent Casino Niagara. Moreover, Trump Marina may also face competition from various forms of internet gambling.

     In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, Trump Marina competes directly with Trump Plaza and the Taj Mahal for gaming patrons.

     Other Competition. Trump Marina also faces competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act ("IGRA"), which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including Trump Marina. In March 1996, the United States Supreme Court struck down a provision of IGRA which allowed Native American tribes to sue states in federal court for failing to negotiate gaming compacts in good faith. Management cannot predict the impact of this decision on the ability of Native American tribes to negotiate compacts with states.

     In 1991, the Mashantucket Pequot Nation opened Foxwoods, a casino facility in Ledyard, Connecticut, located in the far eastern portion of such state, an approximately three-hour drive from New York City and an approximately two and one-half hour drive from Boston, which currently offers 24-hour gaming and contains approximately 5,900 slot machines. An expansion at Foxwoods, completed in April 1998, includes additional hotel rooms, restaurants and retail stores. A high-speed ferry operates seasonally between New York City and Foxwoods.

The Mashantucket Pequot Nation has also announced plans for a high-speed train linking Foxwoods to the interstate highway and an airport outside Providence, Rhode Island. In addition, in October 1996, the Mohegan Nation opened the Mohegan Sun Resort in Uncasville, Connecticut, located 10 miles from Foxwoods. Developed by Sun International Hotels, Ltd., the Mohegan Sun Resort has approximately 3,000 slot machines. The Mohegan Nation has announced plans for an expansion of the casino facilities and the construction of a hotel, convention center and entertainment center to be completed in the spring of 2002. In addition, the Eastern Pequots are seeking formal recognition as a Native American tribe for the purpose of opening a casino in the North Stonington area. There can be no assurance that any continued expansion of gaming operations of the Mashantucket Pequot Nation, the gaming operations of the Mohegan Nation or the commencement of gaming operations by the Eastern Pequots would not have a materially adverse impact on the operations of Trump Marina.

     A group in Cumberland County, New Jersey calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Bureau of Indian Affairs seeking formal federal recognition as a Native American tribe. In March 1998, the Oklahoma-based Lenape/Delaware Indian Nation, which originated in New Jersey and already has federal recognition, filed a lawsuit against the city of Wildwood claiming that the city is built on ancestral land. The city of Wildwood, which supported the plan to build a casino, had entered settlement negotiations, offering to deed municipal land to the tribe. The plan, which was opposed by the State of New Jersey, required state and federal approval. In early 1999, however, the Delaware Indian Nation's lawsuit was dismissed. In July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming and electronic gaming systems, but without slot machines, near Syracuse, New York. The Oneida Nation opened a hotel in October 1997 that included expanded gaming facilities, and has constructed a golf course and convention center. In April 1999, the St. Regis Mohawk Nation opened a casino, with slot machines, in the northern portion of the state close to the Canadian border. In April 1999, the St. Regis Mohawks also announced their intent to open a casino at the Monticello Race Track in the Catskill Mountains region of New York; however, any Native American gaming operation in the Catskills is subject to the approval of the Governor of New York. The Seneca Nation plans to negotiate with New York State to open a casino in Western New York; however, the proposed casino would be subject to the purchase of additional property that is declared reservation territory by the federal government. The Narragansett Nation of Rhode Island, which has federal recognition, is seeking to open a casino in Rhode Island. The Aquinnah Wampanoag Tribe is seeking to open a casino in Massachusetts. Other Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City.

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

     New Jersey Gaming Regulations

     In general, the Casino Control Act and its implementing regulations contain detailed provisions concerning, among other things: the granting and renewal of casino licenses; the suitability of the approved hotel facility, and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing of certain employees and vendors of casino licensees; the rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforceability of gaming debts; management control procedures, accounting and cash control methods and reports to gaming agencies; the security standards; the manufacture and distribution of gaming equipment; the simulcasting of horse races by casino licensees; equal employment opportunities for employees of casino operators, contractors of casino facilities and others; and advertising, entertainment and alcoholic beverages.

     Casino Control Commission. The ownership and operation of casino/hotel facilities in Atlantic City are the subject of strict state regulation under the Casino Control Act. The CCC is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies and any other related entity required to be qualified ("CCC Regulations").

     Operating Licenses. In June 1999, the CCC renewed the Partnership's casino license and approved Trump as a natural person qualifier through May 2003. This license is not transferable and its renewal will include a financial review of the Partnership. Upon revocation, suspension for more than 120 days or failure to renew a casino license, the Casino Control Act provides for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

     Casino License. No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino license currently held by the Partnership is renewable for periods of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the Division of Gaming Enforcement (the "Division").

     To be considered financially stable, a licensee must demonstrate the following abilities: to pay winning wagers when due; to achieve an annual gross operating profit; to pay all local, state and federal taxes when due; to make necessary capital and maintenance expenditures to insure that it has a superior first-class facility; and to pay, exchange, refinance or extend debts which will mature or become due and payable during the license term.

     In the event a licensee fails to demonstrate financial stability, the CCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including: issuing conditional licenses, approvals or determinations; establishing an appropriate cure period; imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liabilities; requiring reasonable reserves or trust accounts; denying licensure; or appointing a conservator. See "-Conservatorship."

     Management believes that it has adequate financial resources to meet the financial stability requirements of the Casino Control Act for the foreseeable future.

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

     Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of and no intention of influencing or affecting, the affairs of the issuer, the casino licensee or any affiliate; and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application. See "Interim Casino Authorization."

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

     Under the terms of the indentures pursuant to which the Senior Notes, the Mortgage Notes and the PIK Notes were issued, if a holder of such securities does not qualify under the Casino Control Act when required to do so, such holder must dispose of its interest in such securities and the Partnership and Funding may redeem the securities at the lesser of the outstanding amount or fair market value.

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

     If, as the result of a transfer of publicly-traded securities of a licensee, a holding or intermediary company or entity qualifier of a licensee, or a financing entity of a licensee, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification. The application must include a fully executed trust agreement in a form approved by the CCC or, in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require in order to remove the need to qualify.

     The CCC may grant interim casino authorization where it finds by clear and convincing evidence that: (i) statements of compliance have been issued pursuant to the Casino Control Act; (ii) the casino hotel is an approved hotel in accordance with the Casino Control Act; (iii) the trustee satisfies qualification criteria applicable to key casino employees, except for residency; and (iv) interim operation will best serve the interests of the public.

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

     Where a holder of publicly-traded securities is required, in applying for qualification as a financial source or qualifier, to transfer such securities to a trust in application for interim casino authorization and the CCC thereafter orders that the trust become operative: (i) during the time the trust is operative, the holder may not participate in the earnings of the casino hotel or receive any return on its investment or debt security holdings; and (ii) after disposition, if any, of the securities by the trustee, proceeds distributed to the unqualified holder may not exceed the lower of their actual cost to the unqualified holder or their value calculated as if the investment had been made on the date the trust became operative.

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

     Unless otherwise determined by the CCC, agreements to lease an approved hotel building or the land under the building must be for a durational term exceeding 30 years, must concern 100% of the entire approved hotel building or the land upon which it is located and must include a buy-out provision conferring upon the lessee the absolute right to purchase the lessor's entire interest for a fixed sum in the event that the lessor is found by the CCC to be unsuitable.

     Agreement for Management of Casino. Each party to an agreement for the management of a casino is required to hold a casino license, and the party who is to manage the casino must own at least 10% of all the outstanding equity securities of the casino licensee. Such an agreement shall: (i) provide for the complete management of the casino; (ii) provide for the unrestricted power to direct the casino operations; and (iii) provide for a term long enough to ensure the reasonable continuity, stability and independence and management of the casino.

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

     Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the years ended December 31, 1997, 1998 and 1999, the Partnership's gross revenue tax was approximately $21.1 million, $21.1 million and $21.8 million, respectively, and its license, investigation and other fees and assessments totaled approximately $3.5 million, $3.7 million and $3.7 million, respectively.

     Investment Alternative Tax Obligations. An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 30 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three-month period. Investment tax credits may be obtained by making qualified investments or by the purchase of bonds issued by the CRDA ("CRDA Bonds"), which may have terms as long as 50 years and bear interest at below market rates, resulting in a value lower than the face value of such CRDA Bonds.

     For the first ten years of its tax obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of the CRDA Bonds issued to the licensee. Thereafter, the licensee (i) is entitled to an investment tax credit in an amount equal to twice the purchase price of such CRDA Bonds or twice the amount of its investments authorized in lieu of such bond investments or made in projects designated as eligible by the CRDA and (ii) has the option of entering into a contract with the CRDA to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50% of its eligible tax credit in any one year.

     From the monies made available to the CRDA, the CRDA is required to set aside $175 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms. These monies will be held to fund up to 27% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, a portion of which has been required to be available with respect to the new Atlantic City Convention Center.

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

     Conservatorship. If, at any time, it is determined any casino licensee or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If the Partnership's license is suspended for a period in excess of 120 days or is revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate or dispose of the Partnership's casino hotel facilities. A conservator would be vested with title to all property of the Partnership relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving, and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee. Such events could result in an event of default under the Partnership's indentures pursuant to which the Senior Notes, the Mortgage Notes and the PIK Notes were issued.

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

     Gaming Credit. The Partnership's casino games are conducted on a credit as well as a cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter
checks which have been exchanged, redeemed or consolidated.   Gaming credit may
not be collectible in foreign countries.

     Control Procedures. Gaming at Trump Marina is conducted by trained and supervised personnel. The Partnership employs extensive security and internal controls. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video cameras to monitor the casino floor and money counting areas. The count of moneys from gaming also is observed daily by representatives of the CCC.

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

     Trump Marina has approximately 75,900 square-feet of gaming space which accommodates 86 table games, 2,159 slot machines and race simulcasting facilities. In addition to the casino, Trump Marina consists of a 27-story hotel with 728 guest rooms, including 153 suites, of which 97 are "Crystal Tower" luxury suites. Renovation of 90, 64 and 60 of the guest rooms was completed in 1997, 1998 and 1999, respectively. The facility also offers eight restaurants, two clubs for the exclusive use of select customers, a 540-seat cabaret theater, two cocktail lounges, 58,000 square-feet of convention, ballroom and meeting space, a swimming pool, tennis courts and a sports and health club facility. Trump Marina has been designed so that it can be enlarged in phases into a facility containing 2,000 rooms and a 1,600-seat cabaret theater. Trump Marina also has a nine-story garage providing on-site parking for approximately 3,000 vehicles and a helipad which is located atop the parking garage, making Trump Marina the only Atlantic City casino with access by land, sea and air.

     Trump Marina has commenced a slot room expansion project which is scheduled to be completed during the second quarter of 2000. This expansion project will increase Trump Marina's gaming space by approximately 5,600 square feet and is expected to include approximately 250 additional slot machines. Between 1994 and 1999, management replaced substantially all of its slot machines with newer, more popular models and upgraded its computerized slot tracking and slot marketing system. During 1997, the property was rethemed with a nautical emphasis and renamed Trump Marina. In 1994, management completed a 3,000 square-foot expansion to its casino which enabled Trump Marina to accommodate the addition of simulcast racetrack wagering and expended in excess of $2 million on renovations to its hotel facility. The casino expansion also increased casino access and casino visibility for hotel patrons. In 1993, Trump Marina completed the construction of a Las Vegas-style marquee and reader board.

     The Marina. Pursuant to an agreement with the New Jersey Division of Parks and Forestry (the "Marina Agreement"), the Partnership in 1987 began operating and renovating the marina at Trump Marina, including docks containing approximately 645 slips. An elevated pedestrian walkway connecting Trump Marina to a two-story building at the marina was completed in 1989. The Partnership constructed the two-story building, which contains a 240-seat restaurant and offices as well as a snack bar and a large nautical theme retail store. Pursuant to the Marina Agreement and a certain lease between the State of New Jersey, as landlord, and the Partnership, as tenant, dated as of September 1, 1990 (the "Marina Lease"), the Partnership commenced leasing the marina and the improvements thereon for an initial term of twenty-five years. The Marina Lease is a net lease pursuant to which the Partnership, in addition to the payment of annual rent equal to the greater of (i) a certain percentage of gross revenues of the Partnership from operation of the marina during the lease year and (ii) an initial minimum base rent of $300,000 annually (increasing every five years to $500,000 in 2010), is responsible for all costs and expenses related to the premises, including but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. Any improvements made to the marina (which is owned by the State of New Jersey), excluding the elevated pedestrian walkway, automatically becomes the property of the State of New Jersey upon their completion.

     The Parking Parcel. The Partnership also owns an employee parking lot approximately two miles from Trump Marina, which can accommodate approximately 1,000 cars.

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

     Steiner Action. On or about July 30, 1999, William K. Steiner, a stockholder of THCR, filed a derivative action in the Court of Chancery in Delaware (Civil Action No. 17336NC) against each member of the Board of Directors of THCR. The plaintiff claims that the directors of THCR breached their fiduciary duties by approving certain loans from THCR to Trump. The complaint seeks to rescind the loans, and also seeks an order requiring the defendants to account to THCR for losses and damages allegedly resulting from the loans. The defendants believe that the suit is without merit and on October 1, 1999, the defendants moved to dismiss the complaint. On January 31, 2000 the director defendants filed their opening brief in support of this motion to dismiss.

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

     The Delaware cases were amended and refiled in the Southern District of New York and consolidated with the federal action for all purposes, including pretrial proceedings and trial. On or about January 17, 1997, the plaintiffs filed their Consolidated Amended Derivative Complaint (the "First Amended Complaint"), reflecting the consolidation. On or about March 24, 1997, the plaintiffs filed their Second Consolidated Amended Derivative Complaint (the "Second Amended Complaint"). In addition to the allegations made in the First Amended Complaint, the Second Amended Complaint claims that certain of the defendants breached their fiduciary duties and wasted corporate assets in connection with a previously contemplated transaction with Colony Capital, Inc. ("Colony Capital"). The Second Amended Complaint also includes claims against Colony Capital for aiding and abetting certain of those violations. In addition to the relief sought in the First Amended Complaint, the Second Amended Complaint sought to enjoin the previously contemplated transaction with Colony Capital or, if it was effectuated, to rescind it. On March 27, 1997, THCR and Colony Capital mutually agreed to end negotiations with respect to such transaction. On June 26, 1997, plaintiffs served their Third Consolidated Amended Derivative Complaint (the "Third Amended Complaint"), which omitted the claims against Colony Capital. THCR and the other defendants in the action moved to dismiss the Third Amended Complaint on August 5, 1997. The plaintiffs opposed the defendants' motions to dismiss the Third Amended Complaint by response dated October 24, 1997. The defendants' reply was served December 9, 1997. By letter dated April 2, 1998, the plaintiffs sought the Court's permission to amend further the Third Amended Complaint to add certain additional factual allegations. The defendants opposed the motion and the Court has not yet ruled on it.

     Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage, the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the CRDA, the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina area. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking a declaratory judgment as to the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. On April 2, 1998, the United States Court of Appeals for the Third Circuit affirmed the dismissal and THCR's petition to the Third Circuit for a rehearing was denied. On May 14, 1997 the State Court granted judgment in favor of the State and CRDA. On March 20, 1998, the Appellate Division affirmed. On August 2, 1999, the State Supreme Court affirmed with two justices dissenting.

     On June 26, 1997, THCR filed an action against NJDOT, SJTA, Mirage and others, in the Superior Court of New Jersey, Chancery Division, Atlantic County (the "Chancery Division Action"). THCR sought to declare unlawful and enjoin certain actions and omissions of the defendants arising out of and relating to a certain Road Development Agreement dated as of January 10, 1997, by and among NJDOT, SJTA and Mirage (the "Road Development Agreement") and the public funding of a certain road and tunnel project to be constructed in Atlantic City, as further described in the Road Development Agreement. THCR moved to consolidate this action with other previously filed related actions. Defendants opposed THCR's motion to consolidate the Chancery Division Action, initially moved to dismiss this action on procedural grounds and subsequently moved to dismiss this action on substantive grounds. On October 20, 1997, the Chancery Court denied the defendants' motion to dismiss this action on procedural grounds, but entered summary judgment dismissing this action on substantive grounds. This decision was affirmed at the appellate level on June 19, 1999. On November 23, 1999, the State Supreme Court denied THCR's petition for certification.

     On June 26, 1997, THCR also filed an action, in lieu of prerogative writs, against the CRDA, in the Superior Court of New Jersey, Law Division, Atlantic County, seeking review of the CRDA's April 15, 1997 approval of funding ($120 million principal amount plus interest) for the road and tunnel project discussed above, a declaratory judgment that the said project is not eligible for such CRDA funding, and an injunction prohibiting the CRDA from contributing such funding to the said project. Defendants moved to dismiss this action on procedural grounds and also sought to transfer this action to New Jersey's Appellate Division. On October 3, 1997, the New Jersey Superior Court transferred this action to the Appellate Division. On June 19, 1999, the Appellate Division dismissed THCR's claims and on November 23, 1999, the State Supreme Court denied THCR's petition for certification.

     On September 9, 1997, Mirage filed a complaint against Trump, THCR and Hilton Hotels Corporation, in the United States District Court for the Southern District of New York (the "New York Action"). The complaint sought damages for alleged violations of antitrust laws, tortious interference with prospective economic advantage and tortious inducement of a breach of fiduciary duties arising out of activities purportedly engaged in by defendants in furtherance of an alleged conspiracy to impede Mirage's efforts to build a casino resort in the Marina district of Atlantic City, New Jersey. Among other things, Mirage contended that the defendants filed several frivolous lawsuits and funded others that challenge the proposed state funding mechanisms for the construction of a proposed roadway and tunnel that would be paid for chiefly through government funds and which would link the Atlantic City Expressway with the site of Mirage's proposed new casino resort. On November 10, 1997, THCR and Trump moved to dismiss the complaint. On December 18, 1998 the Court denied the motion to dismiss brought by Trump and THCR. On April 20, 1999, Mirage and an affiliate, the Mirage Casino Hotel filed a complaint against THCR and other defendants in Nevada State Court (the "Nevada Action"). The Nevada Action, which was subsequently removed to the United States District Court for the District of Nevada, sought damages and an injunction for an alleged misappropriation of trade secrets, intentional interference with prospective economic advantage and contractual relations and conspiracy to injure Mirage. On February 23, 2000, THCR and Mirage entered into an agreement whereby the New York Action and the Nevada Action against THCR and all of its officers and directors will both be dismissed with prejudice. The parties exchanged mutual releases and no money was paid by either side.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted by the Registrants to their security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for Funding's or TCHI's outstanding common stock or for the Partnership's partnership interests.

     As of December 31, 1999, the Partnership is the sole holder of the outstanding common stock of Funding, THCR Holdings is the sole holder of the outstanding common shares of TCHI and THCR Holdings is a 99% limited partner of the Partnership and TCHI is a 1% general partner.

     Funding and TCHI have paid no cash dividends on its common stock, and except as set forth under "Business-Trump Marina-Historical Background", the Partnership has made no general distributions with respect to its equity interests.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth certain selected consolidated financial information from Funding's and the Partnership's Consolidated Statements of Operations for the year ended December 31, 1995, the period from January 1, 1996 through October 6, 1996, the period from October 7, 1996 (the date of the Castle Acquisition) through December 31, 1996 and the years ended December 31, 1997, 1998 and 1999, respectively, and the Consolidated Balance Sheets as of December 31, 1995, October 6, 1996, December 31, 1996, 1997, 1998 and 1999, respectively
(see note (1) below). All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.



                                                    Period from    Period from
                                       Year         January 1,    October 7, 1996
                                       Ended       1996 through     through
                                    December 31,    October 6,    December 31,                    Years Ended December 31,
                                        1995           1996           1996 (1)            1997             1998              1999
                                    -----------    ------------   ------------      ------------        ----------       ----------
                                             Predecessor                                         Successor
                                    ---------------------------   -----------------------------------------------------------------
                                                                              (in thousands)
Income Statement Data
Gross Revenues...................  $    339,943    $    246,426     $   63,032      $    326,889        $  323,042       $  330,566
Less-Promotional Allowances......        37,288          31,229          8,238            41,084            38,659           36,767
                                   ------------    ------------     ----------      ------------        ----------       ----------
Net Revenues.....................       302,655         215,197         54,794           285,805           284,383          293,799
Total Costs and Expenses.........       268,294         208,161         57,261           264,289           256,542          262,262
                                   ------------    ------------     ----------      ------------        ----------       ----------
Income (Loss) from Operations....        34,361           7,036         (2,467)           21,516            27,841           31,537
Other Income.....................             -           3,000              -                 -                 -                -
Interest Income..................           504             386            217               452               869              811
Interest Expense.................       (46,017)        (36,949)       (11,553)          (49,892)          (52,264)         (54,157)
                                   ------------    ------------     ----------      ------------        ----------       ----------
Net Loss.........................  $    (11,152)   $    (26,527)    $  (13,803)     $    (27,924)       $  (23,554)      $  (21,809)
                                   ============    ============     ==========      ============        ==========       ==========

Balance Sheet Data

                                       As of           As of           As of
                                    December 31,    October 6,      December 31,                     As of December 31,
                                       1995            1996            1996             1997                1998             1999
                                       ----            ----            ----             ----                ----             ----

Cash and Cash Equivalents........  $     21,038    $     19,373     $   15,380      $     14,472        $   19,723       $   21,413
                                   ============    ============     ==========      ============        ==========       ==========

Total Assets.....................  $    370,581    $    363,468     $  548,011      $    541,406        $  536,888       $  533,368
                                   ============    ============     ==========      ============        ==========       ==========

Current Liabilities..............  $     38,402    $     47,427     $   40,931      $     61,665        $   54,704       $   52,470
                                   ============    ============     ==========      ============        ==========       ==========

Total Long-Term Debt, Net of       $    323,015    $    330,665     $  335,584      $    341,343        $  368,529       $  389,045
                                   ============    ============     ==========      ============        ==========       ==========
Current Maturities...............

Total Capital....................  $      5,813    $    (20,714)    $  166,592      $    133,668        $  110,114       $   88,305
                                   ============    ============     ==========      ============        ==========       ==========

___________
(1) THCR Holdings acquired on October 7, 1996 all of the outstanding equity interest of the Partnership. This acquisition has been accounted for as a purchase. The excess of the purchase price over the fair value of the net assets acquired of $196,109,000 (including transaction costs, the purchase of the outstanding TCHI warrants and the historical negative book value of the Partnership of $20,714,000) has been recorded on the books of the Partnership and has been allocated to property, plant and equipment based upon an appraisal. As a result of the acquisition, a new basis of accounting was established and financial statements prior to October 7, 1996 are presented as Predecessor financial statements. The financial statements from October 7, 1996 are presented as Successor financial statements.

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

     Gaming revenues are the primary source of the Partnership's revenues and primarily consist of slot machine and table game win. The following table details activity for the major components of gaming revenue:


                                                                    Years Ended December 31,
                                                                    ------------------------
                                                          1997                1998                1999
                                                          ----                ----                ----
                                                                     (dollars in thousands)
Table Game Revenue.................................    $      76,128     $        72,893      $        72,911
(Decrease) Increase from Prior Period..............                      $        (3,235)     $            18
Table Game Drop....................................    $     498,536     $       452,599      $       459,007
(Decrease) Increase from Prior Period..............                      $       (45,937)     $         6,408
Table Game Win Percentage..........................           15.3%                16.1%                15.9%
Increase (Decrease) from Prior Period..............                              .8 pts.            (.2) pts.
Number of Table Games..............................               91                  92                   86
Increase (Decrease) from Prior Period..............                                    1                   (6)

Slot Revenue.......................................    $     184,362     $       187,198      $       194,631
Increase from Prior Period.........................                      $         2,836      $         7,433
Slot Handle........................................    $   2,266,988     $     2,321,939      $     2,475,984
Increase from Prior Period.........................                      $        54,951      $       154,045
Slot Win Percentage................................             8.1%                8.1%                 7.9%
Decrease from Prior Period.........................                                  -              (.2) pts.
Number of Slot Machines............................            2,198               2,167                2,159
Decrease from Prior Period.........................                                  (31)                  (8)

Poker Revenue......................................    $         457     $             -      $             -
Decrease from Prior Period.........................                      $          (457)     $             -
Number of Poker Tables.............................                5                   -                    -
Decrease from Prior Period.........................                                   (5)                   -

Other Gaming Revenue...............................    $       1,621     $         1,987      $         1,779
Increase (Decrease) from Prior Period..............                      $           366      $          (208)

Total Gaming Revenue...............................    $     262,568     $       262,078      $       269,321
(Decrease) Increase from Prior Period..............                      $          (490)     $         7,243

Results of Operations for the Years Ended December 31, 1998 and 1999

     Table game revenues remained relatively constant at approximately $72.9 million for the year ending December 31, 1999 as compared to the year ended December 31, 1998. This result reflects an increased table game drop offset by a decreased table game win percentage. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term due to the large wagers by "highrollers." The Atlantic City industry table game win percentages remained constant at 15.3% for the years ended December 31, 1998 and 1999.

     Slot revenues increased by approximately $7.4 million (4.0%) to $194.6 million for the year ended December 31, 1999 from $187.2 million for the year ended December 31, 1998, due primarily to an increased slot handle. The increased slot handle is a result of sustained marketing programs and events designed specifically for the slot customer. In addition, the Partnership completed its slot machine renovation project during June 1999, and accordingly, benefited from an improved slot product during the second half of 1999.

     Nongaming revenues, in the aggregate, remained relatively constant for the year ended December 31, 1999 as compared to the year ended December 31, 1998. This result reflects the continued focus designed to control marketing costs and
to increase cash sales from nongaming operations.   Accordingly, promotional
allowances decreased by approximately $1.9 million (4.9%) to $36.8 million for the year ended December 31, 1999 from $38.7 million for the year ended December
31, 1998.   In addition, cash sales from nongaming operations increased by approximately $2.1 million (9.4%) to $24.4 million for the year ended December 31, 1999 from $22.3 million for the year ended December 31, 1998.

     Gaming costs and expenses decreased by approximately $3.5 million (2.1%) to $163.5 million for the year ended December 31, 1999 from $167.0 million for the year ended December 31, 1998. This decrease is primarily the result of a decrease in promotional and complimentary expenses achieved by eliminating less profitable programs.

     Room costs increased by approximately $0.9 million (27.3%) to $4.2 million for the year ended December 31, 1999 from $3.3 million for the year ended December 31, 1998. This increase is due primarily to associated costs incurred related to the increased cash rooms revenues generated in 1999.

     Food and beverage costs increased by approximately $1.2 million (12.5%) to $10.8 million for the year ended December 31, 1999 from $9.6 million for the year ended December 31, 1998. This increase is due primarily to associated costs incurred related to the increased food and beverage cash revenues generated in 1999.

     General and administrative costs and expenses increased by approximately $6.3 million (10.5%) to $66.4 million for the year ended December 31, 1999 from $60.1 million for the year ended December 31, 1998. This increase is due primarily to incremental costs incurred related to the Services Agreement (as defined - see "Item 11"), employee incentive compensation and insurance costs.

     Interest expense increased by approximately $1.9 million (3.6%) to $54.2 million for the year ended December 31, 1999 from $52.3 million for the year ended December 31, 1998 primarily due to an increase in the outstanding principal related to the PIK Notes.

Results of Operations for the Years Ended December 31, 1997 and 1998

     Table game revenues decreased by approximately $3.2 million (4.2%) to $72.9 million for the year ended December 31, 1998 from $76.1 million for the year ended December 31, 1997, primarily due to a reduced table game drop. The reduced table game drop was partially offset by a higher table game win percentage. The reduction in table game drop is a result of the increased gaming capacity in the Atlantic City market as well as management's decision to reduce promotional gaming costs in an effort to eliminate less profitable programs. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to the large wagers by "highrollers." The Atlantic City industry table game win percentages were 15.0% and 15.3% for the years ended December 31, 1997 and 1998, respectively.

     Slot revenues increased by approximately $2.8 million (1.5%) to $187.2 million for the year ended December 31, 1998 from $184.4 million for the year ended December 31, 1997, due primarily to an increased slot handle. The increased slot handle is due to a more aggressive marketing approach targeted towards the slot customer.

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

     Gaming costs and expenses decreased by approximately $4.8 million (2.8%) to $167.0 million for the year ended December 31, 1998 from $171.8 million for the year ended December 31, 1997. This decrease is primarily the result of a decrease in promotional and complimentary expenses achieved by eliminating less profitable programs.

     General and administrative expenses decreased by approximately $2.6 million (4.1%) to $60.1 million for the year ended December 31, 1998 from $62.7 million for the year ended December 31, 1997 primarily due to reduced advertising expenses and insurance costs. During 1998, self-insurance reserves decreased due to an internally focused aggressive policy where potential lawsuits are challenged immediately. Additionally, a more aggressive litigation policy was pursued to deter present and future frivolous lawsuits. The Partnership also retained an outside consultant to comprehensively review certain claims and to assist the Partnership in establishing the estimated reserves at December 31, 1998.

     Interest expense increased by approximately $2.4 million (4.8%) to $52.3 million for the year ended December 31, 1998 from $49.9 million for the year ended December 31, 1997 primarily due to an increase in the outstanding principal related to the PIK Notes.


Capital Resources and Liquidity

     Cash flow from operating activities is the Partnership's principal source of liquidity. For the year ended December 31, 1999, the Partnership's net cash flow provided by operating activities was $11.5 million.

     In addition to funding operations, the Partnership's principal uses of cash are capital expenditures and debt service.

     Capital expenditures for 1999 were approximately $8.6 million, with $4.5 million acquired for cash and $4.1 million through capitalized lease financing. These capital expenditures consisted principally of a redesign of the casino floor, purchases of slot machines, hotel room renovations, and ongoing property enhancements.

     The Partnership's debt consists primarily of (i) the Mortgage Notes, (ii) the PIK Notes, (iii) the Senior Notes, and (iv) the Working Capital Loan.

     The Mortgage Notes have an outstanding principal amount of approximately $242.1 million, bear interest at the rate of 11 3/4 per annum and mature on November 15, 2003.

     The PIK Notes have an outstanding principal amount of approximately $105.8 million and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 13 7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. During 1999, interest in the amount of $13.3 million was paid through the issuance of additional PIK Notes and the Partnership anticipates that additional interest due in 2000 of approximately $15.2 million will be paid through the issuance of additional PIK Notes. Also, approximately 90% of the PIK notes are currently owned by THCR Holdings.

     On April 17, 1998, Funding refinanced its Old Senior Notes and its Term Loan by issuing the Senior Notes. The proceeds from this issuance were used to redeem all of the issued and outstanding Old Senior Notes at 100% of their principal amount and to repay the Term Loan in full. In conjunction with this refinancing, TCHI obtained the Working Capital Loan and loaned the proceeds to the Partnership.

     The Senior Notes have an outstanding principal amount of $62.0 million and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Senior Notes matures on April 30, 2003.

     The Working Capital Loan has an outstanding principal amount of $5.0 million and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Loan matures on April 30, 2003.

     The Partnership's total cash debt service requirement was approximately $38.2 million during 1999 and the Partnership anticipates that approximately $37.0 million in cash will be required during 2000 to meet its debt service obligations. The Partnership has the authority to obtain a working capital facility of up to $10.0 million (of which approximately $5.0 million is outstanding), although there can be no assurance that such financing will be available, or on terms acceptable to the Partnership.

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

Year 2000

     The Partnership assessed the Year 2000 issue and implemented a plan to insure its systems were year 2000 compliant. As a result of these efforts, the Partnership was fully year 2000 compliant. The cost of addressing the Year 2000 issue was not material.

     This Year 2000 disclosure constitutes Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act.

Impact of New Accounting Standards

     The Partnership has assessed the impact of newly issued accounting standards expected to go into effect during 2000 in accordance with Staff Accounting Bulletin No. 74 and, where applicable, disclosures have been provided in the financial statements. Additionally, the Partnership has also reviewed the impact of new accounting standards which went into effect during 1999 and, where applicable, the Partnership has provided the required disclosures.

Seasonality

     The gaming industry in Atlantic City is seasonal, with the heaviest activity occurring during the period from May through September. Consequently, the Partnership's operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September.

Inflation

     There was no significant impact on the Partnership's operations as a result of inflation in 1997, 1998 or 1999.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     Donald J. Trump--Trump, 53 years old, has been Chairman of the Board of Directors of THCR and Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding") since their formation in 1995. Trump was a 50% shareholder, Chairman of the Board of Directors, President and Treasurer of TP/GP, Inc. ("Trump Plaza GP") and the managing general partner of Plaza Associates prior to June 1993. Trump was Chairman of the Executive Committee and President of Plaza Associates from May 1986 to May 1992 and was a general partner of Plaza Associates until June 1993. Trump has been a director of Trump Atlantic City Holding, Inc. ("Trump AC Holding") since February 1993 and was President of Trump AC Holding from February 1993 until December 1997. Trump was a partner in Trump Atlantic City Associates ("Trump AC") from February 1993 until June 1995. Trump has been Chairman of the Board of Directors of Trump Atlantic City Funding, Inc. ("Trump AC Funding") since its formation in January 1996 and the Chairman of the Board of Directors of Trump Atlantic City Funding II, Inc. ("Funding II") and Trump Atlantic City Funding III, Inc. ("Funding III") since their formation in November 1997. Trump has been Chairman of the Board of Directors of THCR Holding Corp. ("THCR Holding Corp.") and THCR/LP Corporation ("THCR/LP") since October 1991, President and Treasurer of THCR Holding Corp. since March 4, 1991; Chairman of the Board of Directors, President and Treasurer of TCI since June 1988; Chairman of the Executive Committee of Taj Associates from June 1988 to October 1991; and President and sole Director of Trump Taj Mahal Realty Corp. ("Realty Corp.") since May 1986. Trump has been the sole director of Trump Atlantic City Corporation ("TACC") since March 1991. Trump was President and Treasurer of TACC from March 1991 until December 1997. Trump has been the sole director of Trump Indiana, Inc. ("Trump Indiana") since its formation. Trump has been Chairman of the Board of Partner Representatives of the Partnership since May 1992; and was Chairman of the Executive Committee of the Partnership from June 1985 to May 1992. Trump is the Chairman of the Board of Directors of Funding and served as President and Treasurer of Funding until April 1998. Trump is the Chairman of the Board and Treasurer of TCHI. Trump is the President, Treasurer, sole director and sole shareholder of TCI-II. Trump has been a Director of THCR Enterprises, Inc., a Delaware corporation ("THCR Enterprises"), since its formation in January 1997. Trump is also the President of The Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

     Nicholas L. Ribis--Mr. Ribis, 55 years old, has been President, Chief Executive Officer and a director of THCR and THCR Funding and Chief Executive Officer of THCR Holdings since their formation in 1995. Mr. Ribis has been the Chief Executive Officer of Plaza Associates since February 1991, was President from April 1994 to February 1995, was a member of the Executive Committee of Plaza Associates from April 1991 to May 29, 1992 and was a director and Vice President of Trump Plaza GP from May 1992 until June 1993. Mr. Ribis served as

Vice President of Trump AC Holding from February 1995 until December 1997. Mr. Ribis has served as President of Trump AC Holding since December 1997. Mr. Ribis has served as a director of Trump AC Holding since June 1993. Mr. Ribis has been Chief Executive Officer, President and a director of Trump AC Funding since its formation in January 1996 and Chief Executive Officer, President and a director of Funding II and Funding III since their formation in November 1997. Mr. Ribis served as Vice President of TACC until December 1997. Mr. Ribis has served as the President of TACC since December 1997. Mr. Ribis has been the President and Chief Executive Officer of Trump Indiana since its formation. Mr. Ribis has been a Director of THCR/LP and THCR Holding Corp. since October 1991 and was Vice President of THCR/LP and THCR Holding Corp. until June 1995; Chief Executive Officer of Taj Associates since February 1991; Vice President of TCI since February 1991 and Secretary of TCI since September 1991; Director of Realty Corp. since October 1991; and a member of the Executive Committee of Taj Associates from April 1991 to October 1991. Mr. Ribis has served as Vice President of THCR/LP and THCR Holding Corp. since February 1998. He has also been Chief Executive Officer of the Partnership since March 1991 and President of the Partnership until April 1998; member of the Executive Committee of the Partnership from April 1991 to May 1992; member of the Board of Partner Representatives of the Partnership since May 1992; and has served as the Vice President and Assistant Secretary of TCHI since December 1993 and January 1991, respectively until April 1998. Mr. Ribis is now a director of TCHI. Since April 1998 Mr. Ribis has served as President and Chief Executive Officer of TCHI and Funding. Mr. Ribis has served as Vice President of TCI-II since December 1993 and had served as Secretary of TCI-II from November 1991 to May 1992. Mr. Ribis has been Vice President of Trump Corp. since September 1991. Mr. Ribis has been the President and a director of THCR Enterprises since January 1997. From January 1993 to January 1995 Mr. Ribis served as the Chairman of the Casino Association of New Jersey and has been a member of the Board of Trustees of the CRDA since October 1993. From January 1980 to January 1991, Mr. Ribis was Senior Partner in, and from February 1991 to December 1995, was Counsel to the law firm of Ribis, Graham & Curtin (now practicing as Graham, Curtin & Sheridan, A Professional Association), which serves as New Jersey legal counsel to all of the above-named companies and certain of their affiliated entities.

     Robert M. Pickus--Mr. Pickus, 45 years old, has been Executive Vice President, General Counsel and Secretary of THCR since its formation in 1995. He has also been the Executive Vice President of Corporate and Legal Affairs of Plaza Associates since February 1995. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of Plaza Associates. Mr. Pickus served as the Assistant Secretary of Trump AC Holding from April 1994 until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of Trump AC Holding. Mr. Pickus has been Secretary and a director of Trump AC Funding since its formation in January 1996 and Secretary and a director of Funding II and Funding III since their formation in November 1997. Mr. Pickus has been the Executive Vice President and Secretary of Trump Indiana since its inception. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995, and a Director of THCR Holding Corp. and THCR/LP since November 1995. He was the Senior Vice President and Secretary of Funding from June 1988 to December 1993 and General Counsel of the Partnership from June 1985 to December 1993. Mr. Pickus has served as the Secretary of Funding since April 1998. Mr. Pickus served as the Assistant Secretary of TACC until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of TACC. Mr. Pickus was also Secretary of TCHI from October 1991 until December 1993. Mr. Pickus is a director of TCHI, and has served as the Assistant Secretary of TCHI from February 1998 until April 1998. Since April 1998 Mr. Pickus has served as the Secretary of TCHI. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of the Partnership since February 1995, Secretary of the Partnership since February 1996 and a member of the Board of Partner Representatives of the Partnership since October 1995. Mr. Pickus is currently the Secretary of THCR Holding Corp., has been the Vice President, Secretary and Director of THCR Enterprises since January 1997 and has been Executive Vice President of TCS since its inception and its President since November 1998. He has been admitted to practice law in the states of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

     John P. Burke--Mr. Burke, 52 years old, served as the Senior Vice President of Corporate Finance of THCR from January 1996 until June 1997. Mr. Burke served as the Senior Vice President of THCR, THCR Holdings and THCR Funding from June 1997 to January 1999. Mr. Burke has served as Executive Vice President of THCR, THCR Holdings and THCR Funding since January 1999. Mr. Burke has been the Corporate Treasurer of THCR, THCR Holdings and THCR Funding since their formation in 1995. He has also been Corporate Treasurer of Plaza Associates and Taj Associates since October 1991. Mr. Burke has been the Treasurer of Trump Indiana since its formation. Mr. Burke has been Treasurer of Trump AC Funding since its formation in January 1996 and Treasurer of Funding II and Funding III since their formation in November 1997. Mr. Burke has been Treasurer of TACC since February 1998. Mr. Burke was a Director of THCR/LP and THCR Holding Corp. from October 1991 to April 1996 and was Vice President of THCR/LP until June 1995. Mr. Burke has served as the Assistant Treasurer of THCR Holding Corp. and THCR/LP since February 1998. Mr. Burke has been the Corporate Treasurer of the Partnership since October 1991, the Vice President of the Partnership, Funding, TCI-II and TCHI since December 1993 Assistant Treasurer of TCHI since April 1998, Treasurer of Funding since April 1998, a member of the Board of Partner Representatives of the Partnership since March 1997 and the Vice President-Finance of The Trump Organization since September 1990. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America from April 1989 through September 1990. Mr. Burke has been the Vice President and Treasurer of THCR Enterprises since January 1997.

     Mark A. Brown--Mr. Brown, 39 years old, joined the Partnership as Executive Vice President of Operations in July 1995 and, from November 1997 through December 1999, served as President and Chief Operating Officer. Mr. Brown ended his employment with the Partnership and transferred to the Taj Mahal in January 2000. Mr. Brown also served as Vice President of TCHI. Previously, Mr. Brown served as Senior Vice President of Eastern Operations for Caesar's World Marketing Corporation, National and International Divisions from 1993 until 1995. Prior to that, Mr. Brown served as Vice President of Casino Operations at the Taj Mahal from 1989 until 1993. From 1979 until 1989, Mr. Brown worked for Resorts International Hotel Casino departing as Casino Shift Manager in December 1989.

     Lawrence J. Mullin--Mr. Mullin, 37 years old, joined the Partnership as Vice President of Slot Operations and Marketing in August 1995, and effective January 2000, was promoted to and serves as President and Chief Operating Officer. Mr. Mullin also serves as Vice President of TCHI as well as Vice President and Assistant Secretary of Funding. Previously, Mr. Mullin served as Senior Vice President of Marketing of the Partnership since June 1998. Prior to that, Mr. Mullin served as Vice President of Slot and Casino Marketing from 1992 until 1995 at the Taj Mahal.

     Joseph A. D'Amato--Mr. D'Amato, 52 years old, serves as Vice President of Finance of the Partnership, as well as, Chief Financial Officer, Chief Accounting Officer and Assistant Treasurer of Funding and Assistant Treasurer and Chief Financial Officer of TCHI since November 1999. Previously, Mr. D'Amato served as Chief Operating Officer of Trump Indiana since August 1997. Prior to that, Mr. D'Amato was Senior Vice President of Finance and Administration of Trump Indiana from April 1997 to August 1997. For the twelve years prior to working with THCR, Mr. D'Amato held various financial and administrative positions with Bally's (now Park Place) casino in Atlantic City.

     Asher O. Pacholder--Dr. Pacholder, 62 years old, has been a partner representative of the Board of Partner Representatives since May 1992. Dr. Pacholder served as a director and the President of TCI-II from May 1992 to December 1993. He has served as the Chairman of the Board of Directors and Chief Financial Officer of ICO, Inc., an oil field services and petrochemicals processing company, since February 1995 and Chief Operating Officer and a director of Wedco Technology, Inc. since May 1996. Dr. Pacholder has served as Chairman of the Board and Managing Director of Pacholder Associates, Inc., an investment advisory firm, since 1983. In addition, Dr. Pacholder is Chairman of the Board of Directors of USF&G Pacholder Fund, Inc., a closed-end investment company, and he serves on the Board of Directors of Southland Corporation, which owns and operates convenience stores.

     Thomas F. Leahy--Mr. Leahy, 62 years old, has been a partner representative on the Board of Partner Representatives since June 1993. Mr. Leahy served as a director and Treasurer of TCI-II from May 1992 to December 1993. From 1991 to July 1992, Mr. Leahy served as Executive Vice President of CBS Broadcast Group, a unit of CBS, Inc. Mr. Leahy retired from CBS, Inc. in 1992, having served in various executive capacities over a 30-year period. Since November 1992, Mr. Leahy has served as President of The Theater Development Fund, a service organization for the performing arts. Since July 1992, Mr. Leahy has served as Chairman of VT Properties, Inc., a privately held corporation which invests in literary, stage and film properties.

     Arthur S. Bahr--Mr. Bahr, 68 years old, has been a partner representative on the Board of Partner Representatives since June 1995 and previously served as a director of TCI-II from August 1993 to January 1994. Mr. Bahr retired in February 1994 after serving in various senior investment positions for General Electric Investment Corporation since 1970. Mr. Bahr also serves on the Board of Directors of Renaissance Reinsurance.

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

     Summary Compensation Table. The following table sets forth compensation paid or accrued during the years ended December 31, 1999, 1998 and 1997 to the Chairman of the Board of Partner Representatives, the Chief Executive Officer, two executive officers of the Partnership whose cash compensation, including bonuses and deferred compensation, exceeded $100,000 for the year ended December 31, 1999 and one executive officer whose cash compensation would have exceeded $100,000 if he had been employed in his current position for the entire year of 1999. Compensation accrued during one year and paid in another is recorded under the year of accrual. Information relating to long-term compensation is inapplicable and has therefore been omitted from the table.

                          SUMMARY COMPENSATION TABLE

                                                                Annual Compensation(1)
                                                                ----------------------
               Name and                                                                             Other Annual     All Other
         Principal Position                                Year        Salary          Bonus        Compensation    Compensation
         ------------------                                ----        ------          -----        ------------    ------------
Donald J. Trump ........................................   1999             --             --            --         $2,258,000(2)
Chairman of the Board                                      1998             --             --            --                 --
                                                           1997             --             --            --                 --

Nicholas L. Ribis ......................................   1999       $399,300       $ 96,000(3)         --         $      960(4)
Chief Executive Officer                                    1998        399,300             --            --                960(4)
                                                           1997        399,300             --            --                950(4)

Mark A. Brown ..........................................   1999       $487,762       $109,410(6)         --         $    4,286(4)
Former President / Chief Operating Officer(5)              1998        436,323         75,000            --              4,286(4)
                                                           1997        352,383         75,000            --              2,375(4)

Lawrence J. Mullin .....................................   1999       $245,000       $ 25,000            --         $    4,286(4)
President / Chief Operating Officer                        1998        207,746             --            --              4,286(4)
                                                           1997        160,992         40,000            --              2,375(4)

Joseph A. D'Amato (7) ..................................   1999       $ 17,885             --            --         $       --
Vice President of Finance                                  1998             --             --            --                 --
                                                           1997             --             --            --                 --

___________
(1) Represents the dollar value of annual compensation not properly categorized as salary or bonus, including amounts reimbursed for income taxes and director's fee. Following rules of the Securities and Exchange Commission (the "Commission"), perquisites and other personal benefits are not included in this table of the aggregate amount if that compensation is the lesser of either $50,000 or 10% of the total salary and bonus for that officer.
(2) Represents amounts recorded pursuant to the Services Agreement (as defined).
(3) In January 1999, Mr. Ribis received a net bonus of $50,000 which resulted in a before tax bonus of $96,000. It is anticipated that the tax portion of the bonus will be paid back to the Company.
(4) Represents vested and unvested contributions made by the Partnership under the Trump Capital Accumulation Plan. Funds accumulated for an employee, which consist of a certain percentage of the employee's compensation plus Partnership contributions equaling 50% of the participant's contributions, are retained until termination of employment, attainment of age 59 1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.
(5) Mr. Brown ended his employment with the Partnership and transferred to the Taj Mahal in January 2000.
(6) In January 1999, Mr. Brown received a net bonus of $75,000 which resulted in a before tax bonus of $109,410.
(7) Mr. D'Amato joined the Partnership as Vice President of Finance in November 1999.

Employment Agreements

     Mr. Ribis is compensated for his services to the Partnership under an employment agreement with THCR and THCR Holdings (the "Ribis THCR Agreement"). Under the Ribis THCR Agreement, Mr. Ribis's annual salary is $1,996,500. Mr. Ribis's annual salary is paid on an allocation basis by THCR, Taj Associates, Plaza Associates and the Partnership.

     The Partnership had an employment agreement with Mark A. Brown, (the "Brown Agreement") pursuant to which Mr. Brown served as President and Chief Operating Officer. The Brown agreement was terminated in January 2000 upon Mr. Brown's transfer to the Taj Mahal.

     The Partnership entered into an employment agreement with Lawrence J. Mullin on July 24, 1995, as amended most recently in January 2000 (the "Mullin Agreement"), pursuant to which Mr. Mullin serves as the Partnership's President and Chief Operating Officer. The Mullin Agreement expires on January 2, 2003 unless terminated by Mr. Mullin upon the occurrence of a Change of Control (as defined in the Mullin Agreement). The Mullin Agreement provides for an annual base salary of $350,000 in 2000, $400,000 in 2001 and $450,000 in 2002.

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


     Certain Related Party Transactions. Beginning in late 1997, Castle Associates has utilized certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced Castle Associates' revenues. In 1997, 1998 and 1999, Castle Associates incurred approximately $11,000, $239,000 and $636,000, respectively, for customer costs associated with such utilization. In exchange for having Trump's plane available to customers of Trump Marina, Castle Associates has incurred pilot costs of approximately $53,000, $49,000 and $60,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

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

     In consideration for the Services to be rendered by TCI-II, the Partnership will pay an annual fee (which is identical to the fee which was payable under the previously existing management agreement) to TCI-II in the amount of $1.5 million for each year in which EBITDA exceeds the following amounts for the years indicated: 1993-$40.5 million; 1994-$45.0 million; 1995 and thereafter- $50.0 million. If EBITDA in any fiscal year does not exceed the applicable amount, no annual fee is due. In addition, if the annual fee is attained, TCI-II will be entitled to an incentive fee beginning with the fiscal year ending December 31, 1994 in an amount equal to 10% of EBITDA in excess of $45.0 million for such fiscal year. The Partnership will also be required to advance to TCI-II

$125,000 a month which will be applied toward the annual fee, provided, however, that no advances will be made during any year if and for so long as the Managing Partner (defined in the Services Agreement as Trump) determines, in his good faith reasonable judgment, that the Partnership's budget and year-to-date performance indicate that the minimum EBITDA levels (as specified above) for such year will not be met. If for any year during which annual fee advances have been made it is determined that the annual fee was not earned, TCI-II will be obligated to promptly repay any amounts previously advanced. For purposes of calculating EBITDA under the Services Agreement, any incentive fees paid in respect of 1994 or thereafter shall not be deducted in determining net income. Pursuant to this agreement, Trump earned approximately $2.3 million based on the Partnership's EBITDA for the year ended December 31, 1999. During the years ended 1997 and 1998, there were no fees payable by the Partnership under the Services Agreement. As the Partnership did not meet the required level of EBITDA during 1996, the monthly advances to TCI-II related to the Services Agreement were suspended and on October 6, 1996, the Partnership recorded a receivable in the amount of $1.25 million which represented the amounts advanced to TCI-II during the year. This amount was offset against the fees earned for the year ended December 31, 1999. The Services Agreement expires on December 31, 2005.

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

                                                                                Amount and Nature of     Percent of
      Title or Class             Name and Address of Beneficial Owners           Beneficial Owners          Class
      --------------             -------------------------------------          --------------------     ----------
Funding's Common Stock              Trump's Castle Associates, L.P.                  200 shares             100%
                                   Huron Avenue and Brigantine Blvd.
                                    Atlantic City, New Jersey 08401

TCHI's Common Stock           Trump Hotels & Casino Resorts Holdings, L.P.           100 shares             100%
                                             1000 Boardwalk
                                    Atlantic City, New Jersey 08401

     All of the equity interests of the Partnership are beneficially owned by THCR Holdings. THCR Holdings is a 99% limited partner of the Partnership and TCHI, a wholly owned subsidiary of THCR Holdings, is a 1% general partner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Affiliate party transactions are governed by the provisions of the indentures pursuant to which the Mortgage Notes, the Senior Notes and the PIK Notes were issued, which provisions generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party, and require the approval of a majority of the Noteholder Representatives of the Board of Partner Representatives for certain affiliated transactions.

     Trump, Ribis and certain affiliates have engaged in certain related party transactions with respect to the Partnership. See "Executive Compensation-Compensation Committee Interlocks and Insider Participation-Services Agreement" and "Other Relationships."

     The Partnership has entered into a services agreement with TCS pursuant to which TCS provides the Partnership with certain management, financial and other functions and services necessary and incidental to the operations of Trump Marina.

     In March 2000, the Board of Directors of THCR authorized and directed THCR to cause Taj Associates, Plaza Associates, the Partnership and Trump Indiana to enter into indemnification agreements with each of the Directors of THCR in connection with the performance of their duties as Directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements. See the Index immediately following the signature page.

     (b) Reports on Form 8-K. The Registrants did not file any reports on Form 8-K during the quarter ended December 31, 1999.

     (c) Exhibits. All exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Securities and Exchange Commission.

Exhibit No.
-----------------

3(1)               Amended and Restated Certificate of Incorporation of Trump's Castle Funding, Inc.
3.1(1)             Bylaws of Trump's Castle Funding, Inc.
3.2-3.6            Intentionally omitted.
3.7.1(2)           Second Amended and Restated Partnership Agreement of Trump's Castle Associates.
3.7.2(12)          Amendment to the Second Amended and Restated Partnership Agreement of Trump's Castle
                   Associates, dated as of October 7, 1996.
3.7.3(12)          Third Amended and Restated Partnership Agreement of Trump's Castle Associates, L.P., dated as of October 7, 1996.
3.8(15)            Restated Certificate of Incorporation of Trump's Castle Hotel & Casino, Inc.
3.9(15)            By-Laws of Trump's Castle Hotel & Casino, Inc.
4.1-4.10           Intentionally omitted.
4.11(2)            Indenture, among Trump's Castle Funding, Inc. as issuer, Trump's Castle Associates, as guarantor, and the Mortgage Note Trustee, as trustee.
4.12(2)            Indenture of Mortgage between Trump's Castle Associates, as Mortgagor, and Funding, as
                   Mortgagee.
4.13(2)            Assignment Agreement between Trump's Castle Funding, Inc. and the Mortgage Note Trustee.
4.14(2)            Partnership Note of Trump's Castle Associates.
4.15               Form of Mortgage Note (included in Exhibit 4.11).
4.16               Form of Partnership Guarantee (included in Exhibit 4.11).
4.17(2)            Indenture between Trump's Castle Funding, Inc., as issuer, Trump's Castle Associates, as guarantor, and the PIK Note Trustee, as trustee.
4.18(2)            Pledge Agreement between Trump's Castle Funding, Inc. and the PIK Note Trustee.
4.19(2)            Subordinated Partnership Note.
4.20               Form of PIK Note (included in Exhibit 4.17).
4.21               Form of Subordinated Partnership Guarantee (included in Exhibit 4.17).
4.22(1)            Letter Agreement between Trump's Castle Associates and the Proposed Senior Secured Note
                   Purchasers regarding the Senior Secured Notes.
4.23(2)            Note Purchase Agreement for 111/2% Series A Senior Secured Notes of Trump's Castle
                   Associates due 1999.
4.24(2)            Indenture, among Trump's Castle Funding, Inc., as issuer, Trump's Castle Associates, as guarantor, and the Senior Secured Note Trustee, as trustee.
4.25(2)            Indenture of Mortgage and Security Agreement between Trump's Castle Associates, as mortgagor/debtor, and Trump's Castle Funding, Inc. as mortgagee/secured party (Senior Note
                   Mortgage).
4.26(2)            Registration Rights Agreement by and among Trump's Castle Associates and certain purchasers.

Exhibit No.
-----------------

4.27               Intentionally omitted.
4.28(2)            Guarantee Mortgage.
4.29(2)            Senior Partnership Note.
4.30(2)            Indenture of Mortgage and Security Agreement between Trump's Castle Associates as mortgagor/debtor and the Senior Note Trustee as mortgagee/secured party (Senior Guarantee
                   Mortgage).
4.31(2)            Assignment Agreement between Trump's Castle Funding, Inc., as assignor, and the Senior Note
                   Trustee, as assignee (Senior Assignment Agreement).
4.32(2)            Amended and Restated Nominee Agreement.
4.33(14)           Note Purchase Agreement, dated as of April 17, 1998, for 10 1/4% Series A Senior Secured
                   Notes due 2003 of Trump's Castle Hotel & Casino, Inc.
4.34(14)           Indenture, dated as of April 17, 1998, by and among Trump's Castle Hotel & Casino, Inc., as issuer, Trump's Castle Associates, L.P., as guarantor, and U.S. Bank National Association, as trustee.
4.35(14)           Indenture, dated as of April 17, 1998, by and among Trump's Castle Funding, Inc., as issuer,
                   Trump's Castle Associates, L.P., as guarantor, and U.S. Bank National Association, as trustee.
4.36(14)           Registration Rights Agreement, dated as of April 17, 1998, between Trump's Castle Hotel &
                   Casino, Inc., Trump's Castle Associates, L.P., Trump's Castle Funding, Inc. and funds managed by Putnam Investment Management.
4.37(14)           Intercreditor Agreement, dated as of April 17, 1998, between Trump's Castle Associates,
                   L.P., Trump's Castle Funding, Inc., Trump, Trump's Castle Hotel & Casino, Inc. and U.S. Bank
                   National Association.
4.38(14)           Indenture of Mortgage and Security Agreement, dated as of April 17, 1998, between Trump's
                   Castle Associates, L.P., as Mortgagor/Debtor, and Trump's Castle Funding, Inc., as
                   Mortgagee/Secured Party.
4.39(14)           Indenture of Mortgage and Security Agreement, dated as of April 17, 1998, between Trump's
                   Castle Associates, L.P., as Mortgagor/Debtor, and U.S. Bank National Association, as
                   Mortgagee/Secured Party.
4.40(14)           Senior Assignment Agreement, dated as of April 17, 1998, by Trump's Castle Funding, Inc., as
                   Assignor, to U.S. Bank National Association, as Assignee.
4.41(14)           Indenture of Mortgage and Security Agreement, dated as of April 17, 1998, between Trump's
                   Castle Associates, L.P. as Mortgagor/Debtor, and Trump's Castle Hotel & Casino, Inc., as
                   Mortgagee/ Secured Party.
4.42(14)           Indenture of Mortgage and Security Agreement, dated as of April 17, 1998, between Trump's
                   Castle Associates, L.P., as Mortgagor/Debtor, and U.S. Bank National Association, as
                   Mortgagee/Secured Party.
4.42(14)           Indenture of Mortgage and Security Agreement, dated as of April 17, 1998, between Trump's
                   Castle Associates, L.P., as Mortgagor/Debtor, and U.S. Bank National Association, as
                   Mortgagee/Secured Party.
4.43(14)           Senior TCHI Assignment Agreement, dated as of April 17, 1998, by Trump's Castle Hotel &
                   Casino, Inc., as Assignor, to U.S. Bank National Association, as Assignee.
10.1-10.2          Intentionally omitted.
10.3(3)            Employment Agreement dated January 17, 1991, between Trump's Castle Associates and Roger P.
                   Wagner.
10.4(4)            Second Amendment to Employment Agreement dated January 17, 1991 between Trump's Castle
                   Associates, Trump's Castle Hotel & Casino, Inc., and Roger P. Wagner.
10.5(5)            Form of License Agreement between Trump's Castle Associates and Donald J. Trump.
10.6-10.10         Intentionally omitted.

Exhibit No.
-----------------

10.11(11)          Employment Agreement between Trump Hotels & Casino Resorts Holdings, L.P. and Nicholas L.
                   Ribis (with exhibits).
10.12(6)           Trump's Castle Hotel & Casino Retirement Savings Plan, effective as of September 1, 1986.
10.13-10.18        Intentionally omitted.
10.19(3)           Lease Agreement by and between State of New Jersey acting through its Department of
                   Environmental Protection, Division of Parks and Forests, as Landlord, and Trump's Castle
                   Associates, as tenant, dated September 1, 1990.
10.20-10.26        Intentionally omitted.
10.27(1)           Services Agreement.
10.28-10.31        Intentionally omitted.
10.32(7)           Employment Agreement dated December 20, 1993, between Patricia M. Wild and Trump's Castle
                   Associates.
10.33              Intentionally omitted.
10.34(7)           Amended and Restated Credit Agreement, dated as of December 28, 1993, among Midlantic,
                   Trump's Castle Associates and Trump's Castle Funding, Inc.
10.35(7)           Amendment No. 1 to Amended and Restated Indenture of Mortgage, between Trump's Castle
                   Associates, as Mortgagor and Midlantic, as Mortgagee.
10.36(7)           Amended and Restated Indenture of Mortgage, between Trump's Castle Associates, as Mortgagor and Midlantic, as Mortgagee, dated as of May 29, 1992.
10.37(7)           Amendment No. 1 to Amended and Restated Assignment of Leases and Rents, between Trump's
                   Castle Associates, as assignor, and Midlantic, as assignee.
10.38(7)           Amended and Restated Assignment of Leases and Rents, between Trump's Castle Associates, as assignor, and Midlantic, as assignee, dated as of May 29, 1992.
10.39(7)           Amendment No. 1 to Amended and Restated Assignment of Operating Assets, between Trump's
                   Castle Associates, as assignor and Midlantic, as assignee.
10.40(7)           Amended and Restated Assignment of Operating Assets, between Trump's Castle Associates, as assignor, and Midlantic, as assignee, dated as of May 29, 1992.
10.41(7)           Intercreditor Agreement, by and among Midlantic, the Senior Note Trustee, the Mortgage Note
                   Trustee, the PIK Note Trustee, Trump's Castle Funding, Inc. and Trump's Castle Associates.
10.42(8)           Option Agreement, dated as of June 23, 1995, between Hamilton Partners, L.P. and Trump's
                   Castle Associates.
10.43(9)           Form of Amended and Restated Term Note, dated as of May 28, 1995, between Midlantic Bank,
                   N.A. and Trump's Castle Associates.
10.44(11)          Severance Agreement dated June 16, 1995, between Robert E. Schaffhauser and Trump's Castle
                   Associates.
10.45(11)          Employment Agreement dated July 10, 1995, between Mark A. Brown and Trump's Castle
                   Associates.
10.46(12)          Thermal Energy Service Agreement, dated as of September 27, 1996, by and between Atlantic
                   Jersey Thermal Systems, Inc. and Trump's Castle Associates.
10.47(12)          Amended and Restated Services Agreement, dated as of October 23, 1996, by and among Trump
                   Plaza Associates, Trump Taj Mahal Associates, Trump's Castle Associates, L.P. and Trump
                   Casino Services, L.L.C.
10.48(13)          Employment Agreement between R. Bruce McKee and Trump Taj Mahal Associates, dated August 1,
                   1994.
10.49(16)          Employment Agreement, dated July 24, 1995, as amended, between Lawrence J. Mullin and
                   Trump's Castle Associates, L.P.
10.49.1            Amendment, dated January 2000, to employment Agreement between Lawrence J. Mullin and
                   Trump's Castle Associates, L.P.

Exhibit No.
-----------------


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

___________
(1) Incorporated herein by reference to the Exhibit to Trump's Castle Funding, Inc. and Trump's Castle Associates' Registration Statement on Form S-4, Registration No. 33-68038.
(2)  Incorporated herein by reference to the Exhibit to Amendment No. 5 to the
     Schedule 13E-3 of TC/GP, Inc. and the Partnership, File No. 5-36825, filed with the SEC on January on January 11, 1994.
(3) Incorporated herein by reference to the Exhibit to Trump's Castle Funding, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990.
(4) Incorporated herein by reference to the Exhibit to Trump's Castle Funding, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.
(5) Incorporated herein by reference to the Exhibit to Trump's Castle Funding, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991.
(6) Incorporated herein by reference to the Exhibit to Trump's Castle Funding, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1986.
(7) Incorporated herein by reference to the identically numbered Exhibit to Trump's Castle Funding, Inc.'s Registration Statement on Form S-4, Registration Number 33-52309 filed with the SEC on February 17, 1994.
(8) Incorporated herein by reference to the identically numbered Exhibit to Trump's Castle Funding, Inc.'s and Trump Castle Associates' Current Report on Form 8-K dated as of June 23, 1995.
(9) Incorporated herein by reference to the identically numbered Exhibit to Trump's Castle Funding, Inc.'s and Trump's Castle Associates' Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(10) Incorporated herein by reference to the identically numbered Exhibit in the Quarterly Report on Form 10-Q of Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc. for the quarter ended June 30, 1995.
(11) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump's Castle Funding, Inc. and Trump's Castle Associates for the year ended December 31, 1995.
(12) Incorporated herein by reference to the identically numbered Exhibit to Trump's Castle Funding, Inc.'s and Trump Castle Associates' Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(13) Incorporated herein by reference to the Exhibit in the Quarterly Report on Form 10-Q of Trump Taj Mahal Funding, Inc. for the quarter ended September 30, 1994.

(14) Incorporated herein by reference to the identically numbered Exhibit to Trump's Castle Funding, Inc. and Trump's Castle Associates, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(15) Incorporated herein by reference to the Exhibit to Trump's Castle Hotel & Casino, Inc., Trump's Castle Funding, Inc. and Trump's Castle Associates L.P.'s Registration Statement on Form S-4, Registration No. 333-56865.
(16) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump's Castle Hotel & Casino, Inc., Trump's Castle Funding, Inc. and Trump's Castle Associates, L.P. for the year ended December 31, 1998.

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

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Annual Report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                                Trump's Castle Hotel & Casino, Inc.


                                By: /s/ Nicholas L. Ribis
                                ----------------------------------------------
                                By: Nicholas L. RibisTitle: President

                                Trump's Castle Funding, Inc.


                                By: /s/ Nicholas L. Ribis
                                ----------------------------------------------
                                By: Nicholas L. Ribis
                                Title: President

                                Trump's Castle Associates, L.P.


                                By: /s/ Donald J. Trump
                                ----------------------------------------------
                                By: Donald J. Trump
                                Title: Chairman of the Board of
                                Partner Representatives

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the date indicated.

                    Signature                                         Title                            Date
--------------------------------------------------  ------------------------------------------   -------------------
Trump's Castle Hotel & Casino, Inc.

               /s/ Donald J. Trump                  Chairman of the Board                         March 30, 2000
--------------------------------------------------
                 Donald J. Trump

             /s/ Nicholas L. Ribis                  Director, President (Principal Executive     March 30, 2000
--------------------------------------------------  Officer)
               Nicholas L. Ribis

            /s/ Asher O. Pacholder                  Director                                     March 30, 2000
--------------------------------------------------
              Asher O. Pacholder

              /s/ Arthur S. Bahr                    Director                                     March 30, 2000
--------------------------------------------------
                Arthur S. Bahr

             /s/ Thomas F. Leahy                    Director                                     March 30, 2000
--------------------------------------------------
               Thomas F. Leahy


              /s/ Robert M. Pickus                    Director                                      March 30, 2000
--------------------------------------------------
                Robert M. Pickus

                /s/ John P. Burke                     Director, Vice President, Assistant           March 30, 2000
--------------------------------------------------    Treasurer (Principal Financial Officer)
                 John P. Burke


TRUMP'S CASTLE FUNDING, INC.

              /s/ Donald J. Trump                     Chairman of the Board                         March 30, 2000
--------------------------------------------------
                Donald J. Trump

             /s/ Nicholas L. Ribis                    President (Principal Executive Officer)       March 30, 2000
--------------------------------------------------
                Nicholas L Ribis

               /s/ John P. Burke                      Treasurer (Principal Financial Officer)       March 30, 2000
--------------------------------------------------
                 John P. Burke


TRUMP'S CASTLE ASSOCIATES, L.P.

              /s/ Donald J. Trump                     Chairman of the Board of Partner              March 30, 2000
--------------------------------------------------    Representatives
                 Donald J. Trump

              /s/ Nicholas L. Ribis                   Board of Partner Representatives              March 30, 2000
--------------------------------------------------
                Nicholas L. Ribis

              /s/ Asher O. Pacholder                  Board of Partner Representatives              March 30, 2000
--------------------------------------------------
                Asher O. Pacholder

                /s/ Arthur S. Bahr                    Board of Partner Representatives              March 30, 2000
--------------------------------------------------
                  Arthur S. Bahr

               /s/ Thomas F. Leahy                    Board of Partner Representatives              March 30, 2000
--------------------------------------------------
                 Thomas F. Leahy

              /s/ Robert M. Pickus                    Board of Partner Representatives              March 30, 2000
--------------------------------------------------
                Robert M. Pickus

               /s/ John P. Burke                      Board of Partner Representatives,             March 30, 2000
--------------------------------------------------    Treasurer and Chief Accounting Officer of
                 John P. Burke                        the Partnership

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

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


                                                                                            Page
                                                                                            ----

Trump's Castle Associates, L.P. and Subsidiary

  Report of Independent Public Accountants................................................   F-2

  Consolidated Balance Sheets as of December 31, 1998 and 1999.............................  F-3

  Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999................................................................................  F-4

  Consolidated Statements of Partners' Capital for the years ended December 31, 1997,
   1998 and 1999...........................................................................  F-5

  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999................................................................................  F-6

  Notes to Consolidated Financial Statements...............................................  F-7

Financial Statement Schedule

  Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 1997,
   1998 and 1999...........................................................................  S-1

Other Schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Trump's Castle Associates, L.P. and Subsidiary:

     We have audited the accompanying consolidated balance sheets of Trump's Castle Associates, L.P. (a New Jersey limited partnership) and Subsidiary as of December 31, 1998 and 1999, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump's Castle Associates, L.P. and Subsidiary as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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


Roseland, New Jersey
February 4, 2000

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                            December 31,         December 31,
                                                                                1998                 1999
                                                                              --------             --------
                              ASSETS
                              ------
CURRENT ASSETS
  Cash and cash equivalents.......................................            $ 19,723             $ 21,413
  Trade receivables, less allowance for doubtful accounts of
   $1,920 and $2,001, respectively  (Note 2)......................               7,098                9,167

  Other receivables...............................................               1,303                1,460
  Inventories (Note 2)............................................               3,020                3,292
  Prepaid expenses and other current assets.......................               1,884                1,825
                                                                              --------             --------
       Total current assets.......................................              33,028               37,157
                                                                              --------             --------

PROPERTY AND EQUIPMENT (Notes 2 and 3)
  Land and land improvements......................................              92,204               92,190
  Buildings and building improvements.............................             406,296              406,437
  Furniture, fixtures and equipment...............................              28,559               37,674
                                                                              --------             --------
                                                                               527,059              536,301
  Less-Accumulated depreciation and amortization..................              38,314               54,570
                                                                              --------             --------
                                                                               488,745              481,731
                                                                              --------             --------
DUE FROM AFFILIATE (Note 4).......................................               1,250                    0
                                                                              --------             --------
OTHER ASSETS......................................................              13,865               14,480
                                                                              --------             --------
       Total assets...............................................            $536,888             $533,368
                                                                              ========             ========


    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------

CURRENT LIABILITIES
  Current maturities-long term debt (Note 3)......................            $  1,277             $  1,296
  Trade accounts payable..........................................              10,147                7,878
  Due to affiliates (Note 4)......................................              21,602               20,116
  Accrued payroll and related expenses............................               5,498                7,053
  Accrued interest payable  (Note 3)..............................               4,777                4,701
  Self insurance reserves (Note 5)................................               4,330                4,142
  Other...........................................................               7,073                7,284
                                                                              --------             --------
       Total current liabilities..................................              54,704               52,470
LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 3)..................             368,529              389,045
OTHER LONG-TERM LIABILITIES.......................................               3,541                3,548
                                                                              --------             --------
       Total liabilities..........................................             426,774              445,063
                                                                              --------             --------
COMMITMENTS AND CONTINGENCIES (Note 5)
PARTNERS' CAPITAL (Notes 3 and 4)
  Contributed capital.............................................             175,395              175,395
  Accumulated deficit.............................................             (65,281)             (87,090)
                                                                              --------             --------
       Total partners' capital....................................             110,114               88,305
                                                                              --------             --------
       Total liabilities and partners' capital....................            $536,888             $533,368
                                                                              ========             ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                              For the Years Ended December 31,
                                                                         1997                1998               1999
                                                                       --------            --------           --------
REVENUES
 Gaming (Note 2).............................................          $262,568            $262,078           $269,321
 Rooms.......................................................            19,055              16,121             16,197
 Food and beverage...........................................            34,105              34,037             34,376
 Other.......................................................            11,161              10,806             10,672
                                                                       --------            --------           --------
    Gross revenues...........................................           326,889             323,042            330,566
 Less-Promotional allowances (Note 2)........................            41,084              38,659             36,767
                                                                       --------            --------           --------
    Net revenues.............................................           285,805             284,383            293,799
                                                                       --------            --------           --------

COST AND EXPENSES (Notes 2, 4, 5 and 6)
 Gaming......................................................           171,763             166,994            163,465
 Rooms.......................................................             2,833               3,283              4,191
 Food and beverage...........................................             9,882               9,599             10,846
 General and administrative..................................            62,722              60,054             66,420
 Depreciation and amortization (Note 2)......................            17,089              16,612             17,340
                                                                       --------            --------           --------
                                                                        264,289             256,542            262,262
                                                                       --------            --------           --------
    Income from operations...................................            21,516              27,841             31,537
INTEREST INCOME..............................................               452                 869                811
INTEREST EXPENSE (Note 3)....................................           (49,892)            (52,264)           (54,157)
                                                                       --------            --------           --------
    Net loss.................................................          $(27,924)           $(23,554)          $(21,809)
                                                                       ========            ========           ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)




                                                                    Contributed           Accumulated
                                                                      Capital               Deficit             Total
                                                                      --------             --------           --------
Balance at December 31, 1996..............................            $180,395             $(13,803)          $166,592

 Reclassification of 1996 capital contributed by THCR
  Holdings to debt (Note 4)...............................              (5,000)                   -             (5,000)

 Net loss.................................................                   -              (27,924)           (27,924)
                                                                      --------             --------           --------
Balance at December 31, 1997..............................             175,395              (41,727)           133,668

 Net loss.................................................                   -              (23,554)           (23,554)
                                                                      --------             --------           --------
Balance at December 31, 1998..............................             175,395              (65,281)           110,114

 Net loss.................................................                   -              (21,809)           (21,809)
                                                                      --------             --------           --------
Balance at December 31, 1999..............................            $175,395             $(87,090)          $ 88,305
                                                                      ========             ========           ========



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    (Note 2)

                                                                                      For the Years Ended December 31,
                                                                                  1997             1998             1999
                                                                                --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss...............................................................        $(27,924)        $(23,554)        $(21,809)
 Adjustments to reconcile net loss to net cash flows provided by operating activities --
  Depreciation and amortization.........................................          17,089           16,612           17,340
  Issuance of PIK debt in exchange for accrued interest.................          10,156           11,614           13,281
  Accretion of bond discount............................................           3,213            3,754            4,382
  Provision for losses on receivables...................................           1,450              951              764
  Valuation allowance - CRDA investments................................           1,401            1,149            1,444
  Increase in receivables...............................................          (1,782)          (1,324)          (2,990)
  (Increase) decrease in inventories....................................          (1,792)              70             (272)
  (Increase) decrease in prepaid expenses and other current assets......            (153)             182               59
  Decrease in due from affiliate........................................               0                0            1,250
  (Increase) decrease in other assets...................................          (1,254)             111              (24)
  Increase (decrease) in due to affiliates..............................          19,557              123           (1,675)
  (Decrease) increase in current liabilities............................          (5,781)           1,535             (239)
  (Decrease) increase in other long-term liabilities....................            (174)          (1,189)               7
                                                                                --------         --------         --------

   Net cash flows provided by operating activities......................          14,006           10,034           11,518
                                                                                --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment, net..............................          (5,972)          (2,761)          (4,553)
  Purchases of CRDA investments.........................................          (3,273)          (3,241)          (3,368)
                                                                                --------         --------         --------

   Net cash flows used in investing activities..........................          (9,245)          (6,002)          (7,921)
                                                                                --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of other borrowings.........................................          (6,069)         (64,480)          (1,907)
  Proceeds of other borrowings..........................................             400           67,000                -
  Cost of issuing debt..................................................               -           (1,301)               -
                                                                                --------         --------         --------

   Net cash flows (used in) provided by financing activities............          (5,669)           1,219           (1,907)
                                                                                --------         --------         --------

   Net (decrease) increase in cash and cash equivalents.................            (908)           5,251            1,690

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................          15,380           14,472           19,723
                                                                                --------         --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................        $ 14,472         $ 19,723         $ 21,413
                                                                                ========         ========         ========

SUPPLEMENTAL INFORMATION:
  Cash paid for interest................................................        $ 36,192         $ 35,962         $ 36,383
                                                                                ========         ========         ========
  Purchase of equipment under capitalized lease obligations.............        $    891         $     71         $  4,059
                                                                                ========         ========         ========


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

     The Partnership operates the Trump Marina Hotel Casino ("Trump Marina"), a luxury casino hotel located in the Marina District of Atlantic City, New Jersey. The majority of Trump Marina's revenues are derived from its gaming operations. Competition in the Atlantic City gaming market is intense and while no significant expansion is expected in 2000, the Partnership believes that competition will continue to intensify due to planned future expansion by existing operators and as new entrants to the gaming industry become operational.

     Since Funding has no business operations, its ability to repay the principal and interest on the $62,000,000 10 1/4% Senior Secured Notes due 2003 (the "Senior Notes"), the 11 3/4% Mortgage Notes due 2003 (the "Mortgage Notes") and its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") is completely dependent upon the operations of the Partnership. (See
Note 3).

     Since TCHI has no business operations, its ability to repay the principal and interest on the $5,000,000 10 1/4% Senior Secured Notes due 2003 (the "Working Capital Loan") is completely dependent on the operations of the Partnership. (See Note 3).


(2)  Accounting Policies

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

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     Promotional Allowances

     Gross revenues include the retail value of the complimentary food, beverage and hotel services provided to patrons. The retail value of these promotional allowances is deducted from gross revenues to arrive at net revenues. The costs of such complimentaries have been included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of:

                                                           For the Year Ended December 31,
                                                      1997              1998              1999
                                                  -----------       -----------       -----------
Rooms......................................       $11,257,000       $11,258,000       $10,680,000
Food and Beverage..........................        21,830,000        21,904,000        21,635,000
Other......................................         5,618,000         5,082,000         3,668,000
                                                  -----------       -----------       -----------
                                                  $38,705,000       $38,244,000       $35,983,000
                                                  ===========       ===========       ===========

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

     As of December 31, 1999, the Partnership had New Jersey state net operating loss carryforwards of approximately $144,500,000, which are available to offset taxable income through the year 2006. The net operating loss carryforwards result in a deferred tax asset of $13,005,000, which has been offset by a valuation allowance of $13,005,000, as utilization of such carryforwards is not considered to be likely.

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

     Reclassifications

     Certain reclassifications have been made to the prior period financial statements in order to conform to the 1999 presentation.

(3)  Long-Term Debt

     Long-term debt consists of:

                                                                                  December 31,         December 31,
                                                                                      1998                 1999
                                                                                  ------------         ------------
Mortgage Notes, due 2003                                                          $215,334,000         $219,235,000
(Net of discount of $26,807,000 and $22,906,000, respectively)...........
PIK Notes, due 2005                                                                 85,704,000           99,466,000
(Net of discount of $6,806,000 and $6,325,000, respectively).............
Senior Notes, due 2003...................................................           62,000,000           62,000,000
Working Capital Loan, due 2003...........................................            5,000,000            5,000,000
Capital lease obligations................................................            1,768,000            4,640,000
                                                                                  ------------         ------------
  Total debt.............................................................          369,806,000          390,341,000
Less-current maturities..................................................            1,277,000            1,296,000
                                                                                  ------------         ------------
  Long-term debt.........................................................         $368,529,000         $389,045,000
                                                                                  ============         ============


     The Mortgage Notes bear interest at 11 3/4%, payable in cash semi-annually, and mature on November 15, 2003. The Mortgage Notes may be redeemed at Funding's option at a rate of 103.917% of the principal amount commencing on December 31, 1999. In addition, the redemption rate declines to 101.958% at December 31, 2000 and to 100% at December 31, 2001 and thereafter.

     The PIK Notes bear interest at 137/8% payable at Funding's option in whole or in part in cash and through the issuance of additional PIK Notes through November 15, 2003. After November 15, 2003, interest on the PIK Notes is payable in cash at the rate of 137/8%. The PIK Notes mature on November 15, 2005. The PIK Notes may be redeemed at Funding's option at 100% of the principal amount under certain conditions, as defined in the PIK Note Indenture, and a specified percentage is required to be redeemed from the proceeds of any equity offering of the Partnership. Interest payments of $10,156,000, $11,614,000 and $13,281,000 in 1997, 1998 and 1999, respectively, were satisfied by the issuance of additional PIK Notes. The Partnership anticipates that interest due in 2000 will also be satisfied through the issuance of additional
PIK Notes.    THCR Holdings owns approximately 90% of the PIK Notes.

     The terms of both the Mortgage Notes and PIK Notes include limitations on the amount of additional indebtedness the Partnership may incur, distributions, investments and other business activities of the Partnership.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The Mortgage Notes are secured by a promissory note of the Partnership to Funding (the "Partnership Note") in an amount and with payment terms necessary to service the Mortgage Notes. The Partnership Note is secured by a mortgage on Trump Marina and substantially all of the other assets of the Partnership. The Partnership Note has been assigned by Funding to the Trustee to secure the repayment of the Mortgage Notes. In addition, the Partnership has guaranteed (the "Guaranty") the payment of the Mortgage Notes, which Guaranty is secured by a mortgage on Trump Marina. The Partnership Note and the Guaranty are expressly subordinated to the indebtedness of the Senior Notes and the Working Capital Loan (collectively, the "Senior Indebtedness") and the liens on the mortgages securing the Partnership Note and the Guaranty are subordinate to the liens securing the Senior Indebtedness.

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

          On April 17, 1998, Funding refinanced its 11 1/2% Senior Secured Notes due 2000 (the "Old Senior Notes") and its term loan with a bank (the "Term Loan") by issuing the Senior Notes. The Senior Notes have a priority mortgage lien ahead of the Partnership's Mortgage Notes and are further secured by virtually all of the Partnership's assets. The Senior Notes have an outstanding principal amount of $62,000,000, bear interest at the rate of 10 1/4% per annum, payable semi-annually and mature on April 30, 2003.

     In connection with the refinancing discussed above, TCHI obtained a $5,000,000 working capital loan, the proceeds of which were loaned to the Partnership. The Working Capital Loan has an outstanding principal amount of $5,000,000, bears interest at the rate of 10 1/4% per annum, and matures on April 30, 2003. Both the Senior Notes and the Working Capital Loan are guaranteed by the Partnership.

     The Partnership has entered into various capital leases which are secured by equipment. These leases mature on various dates during the years 2000 through 2002.

     Future minimum payments under capital leases (principal portion included in the table of debt maturities below) are as follows:

  2000......................................................        $ 1,968,000
  2001......................................................          1,241,000
  2002......................................................          2,884,000
  2003......................................................                 --
  2004......................................................                 --
                                                                    -----------
  Total minimum payments....................................          6,093,000
  Less:  amount representing interest.......................         (1,453,000)
                                                                    -----------
  Present value of minimum lease payments...................        $ 4,640,000
                                                                    ===========

     The aggregate maturities of long-term debt as of December 31, 1999 are as follows:

  2000......................................................       $  1,296,000
  2001......................................................            719,000
  2002......................................................          2,625,000
  2003......................................................        286,235,000
  2004......................................................                 --
  Thereafter................................................         99,466,000
                                                                   ------------
                                                                   $390,341,000
                                                                   ============

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


(4)  Related Party Transactions

     Trump Management Fee

     The Partnership has a Services Agreement (the "Services Agreement") with Trump Casinos II, Inc. ("TCI-II"), a corporation wholly-owned by Donald J. Trump ("Trump"). Pursuant to the terms of the Services Agreement, TCI-II is obligated to provide the Partnership, from time to time, when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other similar and related services with respect to the business and operations of the Partnership, including such other services as the managing partner of the Partnership may reasonably request.


     Pursuant to the Services Agreement, the Partnership is required to pay an annual fee in the amount of $1,500,000 to TCI-II for each year in which Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined, exceeds $50,000,000. In addition, if the annual fee is attained TCI-II is to receive an incentive fee equal to 10% of the excess EBITDA over $45,000,000 for such fiscal years. The Services Agreement expires on December 31, 2005.

     For the years ended December 31, 1997 and 1998, the Partnership incurred no fees and expenses under the Services Agreement. For the year ended December 31, 1999, the Partnership incurred fees and expenses of $2,258,000 under the Services Agreement. As the Partnership did not meet the required level of EBITDA during 1996, the monthly advances to TCI-II related to the Services Agreement were suspended and, at October 6, 1996, the Partnership recorded an amount due from affiliate of $1,250,000, which represented the amounts advanced during the year. This was offset against management fees earned during the year ended December 31, 1999. The Partnership made no monthly advances to TCI-II related to the Services Agreement during 1997, 1998 or 1999.

     Transactions with Affiliates

     At December 31, 1998 and 1999, amounts due to affiliates were $21,602,000 and $20,116,000, respectively. The Partnership has engaged in limited intercompany transactions with Trump Plaza Associates ("Plaza Associates"), Trump Taj Mahal Associates ("Taj Associates"), Trump Casino Services, L.L.C. ("TCS"), and the Trump Organization, all of which are affiliates of Trump.

     Beginning in late 1997, Castle Associates has utilized certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced Castle Associates' revenues. In 1997, 1998 and 1999, Castle Associates incurred approximately $11,000, $239,000 and $636,000, respectively, for customer costs associated with such utilization. In exchange for having Trump's plane available to customers of Trump Marina, Castle Associates has incurred pilot costs of approximately $53,000, $49,000 and $60,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     TCS, which was formed for the purpose of realizing cost savings and operational synergies, provides certain administrative functions and certain services to Plaza Associates, Taj Associates and the Partnership.

     In 1997, the Partnership reclassified $5,000,000 of capital contributed in
1996 by THCR Holdings into a note payable.   During June 1997, the Partnership
repaid $2,000,000 plus accrued interest on this note. In January 1998, the Partnership repaid an additional $2,550,000. During 1999, the Partnership repaid the balance of principal and interest outstanding on this note.

     Partnership Agreement

     Under the terms of the Partnership Agreement, the Partnership is required to pay all costs incurred by TCI-II. For the years ended December 31, 1997, 1998 and 1999, the Partnership paid no expenses on behalf of TCI-II.


(5)  Commitments and Contingencies

     Casino License Renewal

     The Partnership is subject to regulation and licensing by the New Jersey Casino Control Commission (the "CCC"). The Partnership's casino license must be renewed periodically, is not transferable, is dependent upon the financial stability of the Partnership and can be revoked at any time. Due to the uncertainty of any license renewal application, there can be no assurance that the license will be renewed. Upon revocation, suspension for more than 120 days, or failure to renew the casino license due to the Partnership's financial condition or for any other reason, the Casino Control Act provides that the CCC may appoint a conservator to take possession of and title to the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

     On June 23, 1999, the CCC renewed the casino license of the Partnership through May 31, 2003, subject to certain continuing reporting and compliance conditions.

     Self Insurance Reserves

     Self insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers' compensation, general liability and other legal proceedings in the normal course of business. These reserves are established by the Partnership based upon a specific review of open claims as of the balance sheet date as well as historical claims settlement experience, with consideration of incurred but not reported claims as of the balance sheet date. During 1998, self insurance reserves decreased due to an internally focused aggressive policy where potential lawsuits are challenged immediately. Additionally, a more aggressive litigation policy was pursued to deter present and future frivolous lawsuits. The Partnership also retained an outside consultant to comprehensively review certain claims and to assist the Partnership in establishing certain estimated reserves at December 31, 1998. The costs of the ultimate disposition of these claims may differ from these reserve amounts.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Employment Agreements

     The Partnership has entered into employment agreements with certain key employees which expire at various dates through December 31, 2000. Total minimum commitments on these agreements at December 31, 1999 were approximately $2,453,000.

     Legal Proceedings

     The Partnership is involved in legal proceedings incurred in the normal course of business. In the opinion of management and its counsel, if adversely decided, none of these proceedings would have a material effect on the consolidated financial position of the Partnership.

     Casino Reinvestment Development Authority Obligations

     Pursuant to the provisions of the Casino Control Act, the Partnership must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1 1/4% of its gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2 1/2% of its gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (the "CRDA"), both of which bear interest at below market rates. The Partnership is required to make quarterly deposits with the CRDA to satisfy its investment obligations.

     For the years ended December 31, 1997, 1998 and 1999 the Partnership charged to operations $1,401,000, $1,149,000 and $1,444,000, respectively, to give effect to the below market interest rates and valuation allowance adjustments associated with CRDA deposits and bonds.


(6)  Employee Benefit Plans

     The Partnership has a retirement savings plan for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 20% of their earnings (as defined) to the plan up to the maximum amount permitted by law, and the Partnership will match 50% of an eligible employee's contributions up to a maximum of 6% of the employee's earnings. The Partnership recorded charges of approximately $937,000, $1,138,000 and $1,117,000 for matching contributions for the years ended December 31, 1997, 1998 and 1999, respectively.

     The Partnership makes payments to various trusteed multi-employer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. It is not practical to determine the amount of payments ultimately used to fund pension benefit plans or the current financial condition of the plans. Under the Employee Retirement Income Security Act, the Partnership may be liable for its share of the plans' unfunded liabilities, if any, if the plans are terminated or if the Partnership withdraws from participation in such plans. Pension expense charged to operations for the years ended December 31, 1997, 1998 and 1999 was $547,000, $598,000 and $743,000, respectively.

     The Partnership provides no other material post employment benefits.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(7)  Fair Value of Financial Instruments

     The carrying amount of the following financial instruments of the Partnership and Funding approximate fair value, as follows: (a) cash and cash equivalents, receivables and payables based on the short-term nature of these financial instruments, (b) CRDA bonds and deposits based on the allowances to give effect to the below market interest rates.

     The fair values of the Mortgage Notes and PIK Notes are based on quoted market prices as follows:

                                                 December 31, 1998
                                         Carrying Amount            Fair Value
                                         ---------------            ----------
Mortgage Notes..........................   $215,334,000            $198,556,000
PIK Notes...............................   $ 85,704,000            $ 83,259,000

                                                 December 31, 1999
                                         Carrying Amount            Fair Value
                                         ---------------            ----------
Mortgage Notes..........................   $219,235,000            $199,766,000
PIK Notes...............................   $ 99,466,000            $ 87,806,000

     There are no quoted market prices for the Partnership's Senior Notes and Working Capital Loan. A reasonable estimate of their value could not be made without incurring excessive costs.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8)  Financial Information of Funding

     Financial information relating to Funding is as follows:

                                                                        December 31,        December 31,
                                                                            1998                1999
                                                                        ------------        ------------
Total Assets (including Mortgage Notes Receivable of $242,141,000, net of unamortized discount of $26,807,000 and $22,906,000 at
 December 31, 1998 and December 31, 1999, PIK Notes Receivable of
 $92,510,000, net of unamortized discount of $6,806,000 at
 December 31, 1998 and $105,791,000, net of unamortized discount of $6,325,000 at December, 31, 1999, Senior Notes Receivable of
 $62,000,000 at December 31, 1998 and December 31, 1999)..........      $363,038,000        $380,701,000
                                                                        ============        ============

 Total Liabilities and Capital (including Mortgage Notes Payable of
 $242,141,000, net of unamortized  discount of $26,807,000 and
 $22,906,000 at December 31, 1998 and December 31, 1999, PIK Notes
 Payable of $92,510,000, net of unamortized discount of $6,806,000 at December 31, 1998 and $105,791,000, net of unamortized
 discount of $6,325,000 at December 31, 1999, Senior Notes Payable
 of $62,000,000 at December 31, 1998 and December 31, 1999)........     $363,038,000        $380,701,000
                                                                        ============        ============


                                                                            Year Ended December 31,
                                                                           1998                1999
                                                                        -----------         -----------
Interest Income....................................................     $49,274,000         $52,525,000

Interest Expense...................................................      49,274,000          52,525,000
                                                                        -----------         -----------
Net Income.........................................................     $     -             $     -
                                                                        ===========         ===========

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9)  Financial Information of TCHI

     Financial information relating to TCHI is as follows:

                                                                            December 31,       December 31,
                                                                                1998               1999
                                                                            ==========         ==========
Total Assets (including Working Capital Loan Receivable of
 $5,000,000 at December 31, 1998 and 1999).........................         $5,000,000         $5,000,000
                                                                            ==========         ==========
Total Liabilities and Capital (including Working Capital Loan
 Payable of $5,000,000 at December 31, 1998 and 1999)..............         $5,000,000         $5,000,000
                                                                            ==========         ==========

                                                                               Year Ended December 31,
                                                                               1998               1999
                                                                              --------           --------
Interest Income....................................................           $362,000           $512,000
Interest Expense...................................................            362,000            512,000
                                                                              --------           --------
Net Income.........................................................           $   -              $   -
                                                                              ========           ========

                                                                     SCHEDULE II


                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                                                       Balance at       Charged to                                Balance at
                                                        Beginning        Costs and          Other                   End of
                                                        Of Period        Expenses          Charges                  Period
                                                        ---------        ---------       ----------               ---------
YEAR ENDED DECEMBER 31, 1997
 Allowance for doubtful accounts.................       $1,544,000       $1,450,000      $(1,515,000)(A)          $1,479,000
                                                        ==========       ==========      ===========              ==========
 Valuation allowance for interest differential
  on CRDA bonds...................................      $2,504,000       $1,368,000      $  (430,000)(B)          $3,442,000
                                                        ==========       ==========      ===========              ==========

YEAR ENDED DECEMBER 31, 1998
 Allowance for doubtful accounts.................       $1,479,000       $  951,000      $  (510,000)(A)          $1,920,000
                                                        ==========       ==========      ===========              ==========
 Valuation allowance for interest differential
  on CRDA bonds...................................      $3,442,000       $1,116,000      $        -               $4,558,000
                                                        ==========       ==========      ===========              ==========

YEAR ENDED DECEMBER 31, 1999
 Allowance for doubtful accounts.................       $1,920,000       $  764,000      $  (683,000)(A)          $2,001,000
                                                        ==========       ==========      ===========              ==========
 Valuation allowance for interest differential
  on CRDA bonds...................................      $4,558,000       $1,444,000      $  (183,000)(B)          $5,819,000
                                                        ==========       ==========      ===========              ==========

-----------------
(A) Write-off of uncollectible accounts.

(B) Reversal of allowance applicable to contribution of CRDA deposits.