Form 10-Q
period 2000-03-31
TRUMPS CASTLE HOTEL & CASINO INC; TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE ASSOCIATES LP
filed 2000-05-15
CIK 1063882, 770618, 911534

-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: March 31, 2000
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission file number: 1-9029
                        -------------------------------


                      TRUMP'S CASTLE HOTEL & CASINO, INC.
            (Exact name of registrant as specified in its charter)

          NEW JERSEY                                            11-2735914
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          Huron Avenue and Brigantine Boulevard
                            Atlantic City, New Jersey  08401
                                     (609) 441-6060
               (Address, including Zip Code and Telephone Number, Including
                 Area Code, of Registrant's Principal Executive Offices)


                              TRUMP'S CASTLE FUNDING, INC.
                 (Exact name of registrant as specified in its charter)

          NEW JERSEY                                             11-2739203
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                          Huron Avenue and Brigantine Boulevard
                            Atlantic City, New Jersey  08401
                                     (609) 441-6060
              (Address, including Zip Code and Telephone Number, Including
                Area Code, of Registrant's Principal Executive Offices)


                            TRUMP'S CASTLE ASSOCIATES, L.P.
                 (Exact name of registrant as specified in its charter)

          NEW JERSEY                                             22-2608426
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                          Huron Avenue and Brigantine Boulevard
                            Atlantic City, New Jersey  08401
                                     (609) 441-6060
              (Address, including Zip Code and Telephone Number, Including
                Area Code, of Registrant's Principal Executive Offices)


       Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---    ---

       As of May 15, 2000, there were 100 shares of Trump's Castle Hotel & Casino, Inc.'s Common Stock, no par value, outstanding. Trump's Castle Hotel & Casino, Inc. meets the conditions set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

       As of May 15, 2000, there were 200 shares of Trump's Castle Funding, Inc.'s Common Stock, par value $.01 per share, outstanding. Trump's Castle Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

--------------------------------------------------------------------------------

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                              INDEX TO FORM 10-Q



                                                                                                          Page No.
PART I - FINANCIAL INFORMATION
     ITEM 1 - Financial Statements

       Condensed Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000 (unaudited)........  1

       Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and
             2000 (unaudited)..............................................................................  2

       Condensed Consolidated Statement of Partners' Capital for the three months ended March 31,
             2000 (unaudited)..............................................................................  3

       Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 2000 (unaudited)..........................................................................  4

       Notes to Condensed Consolidated Financial Statements (unaudited) ...................................  5

     ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations........  8

     ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk................................... 11


PART II - OTHER INFORMATION

     ITEM 1 - Legal Proceedings.........................................................................    12

     ITEM 2 - Changes in Securities and Use of Proceeds.................................................    12

     ITEM 3 - Defaults Upon Senior Securities...........................................................    12

     ITEM 4 - Submission of Matters to a Vote of Security Holders.......................................    12

     ITEM 5 - Other Information.........................................................................    12

     ITEM 6 - Exhibits and Reports on Form 8-K..........................................................    12

     SIGNATURES
       Trump's Castle Hotel & Casino, Inc...............................................................    13
       Trump's Castle Funding, Inc......................................................................    14
       Trump's Castle Associates, L.P...................................................................    15


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                               December 31,          March 31,
                                                                                   1999                 2000
                                                                               ------------         -----------
                                                                                                    (unaudited)
                                         ASSETS
                                         ------
CURRENT ASSETS
   Cash and cash equivalents................................................    $  21,413           $   29,239
   Receivables, net.........................................................       10,627                8,298
   Inventories..............................................................        3,292                3,264
   Prepaid expenses and other current assets................................        1,825                1,544
                                                                                -----------         -----------
         Total current assets...............................................       37,157               42,345
PROPERTY AND EQUIPMENT, NET.................................................      481,731              478,495
OTHER ASSETS................................................................       14,480               14,472
                                                                                -----------         -----------
         Total assets.......................................................    $ 533,368           $  535,312
                                                                                ===========         ===========

                            LIABILITIES AND PARTNERS' CAPITAL
                            ---------------------------------
CURRENT LIABILITIES
   Current maturities-long term debt........................................    $   1,296           $      921
   Accounts payable and accrued expenses....................................       26,357               24,639
   Due to affiliates........................................................       20,116               19,879
   Accrued interest payable.................................................        4,701               13,531
                                                                                -----------         -----------
         Total current liabilities..........................................       52,470               58,970
LONG TERM DEBT, LESS CURRENT MATURITIES.....................................      389,045              390,247
OTHER LONG TERM LIABILITIES.................................................        3,548                7,158
                                                                                -----------         -----------
         Total liabilities..................................................      445,063              456,375
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL...........................................................       88,305               78,937
                                                                                -----------         -----------
         Total liabilities and partners' capital............................    $ 533,368           $   535,312
                                                                                ===========         ===========

        The accompanying notes are an integral part of these condensed consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (in thousands)

                                                                          For the Three Months Ended March 31,
                                                                            1999                        2000
                                                                         ---------                   ---------
REVENUES
   Gaming.........................................................      $   60,890                 $   59,325
   Rooms..........................................................           3,286                      3,547
   Food and beverage..............................................           7,269                      7,193
   Other..........................................................           1,603                      1,724
                                                                         ---------                   --------
      Gross revenues..............................................          73,048                     71,789
   Less-promotional allowances....................................           8,562                      7,818
                                                                         ---------                   --------
      Net revenues................................................          64,486                     63,971
                                                                         ---------                   --------
COSTS AND EXPENSES
   Gaming.........................................................          38,782                     35,700
   Rooms..........................................................             692                      1,018
   Food and beverage..............................................           1,776                      2,181
   General and administrative.....................................          14,704                     16,352
   Depreciation and amortization..................................           4,250                      4,341
                                                                         ---------                   --------
                                                                            60,204                     59,592
                                                                         ---------                   --------
      Income from operations......................................           4,282                      4,379
INTEREST INCOME...................................................             219                        250
INTEREST EXPENSE..................................................         (13,438)                   (13,997)
                                                                         ---------                   --------
      Net loss....................................................      $   (8,937)               $    (9,368)
                                                                         =========                   ========




             The accompanying notes are an integral part of these condensed consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (unaudited)
                                 (in thousands)



                                                                  Contributed      Accumulated
                                                                    Capital          Deficit           Total
                                                                  -----------      -----------       ---------
Balance at December 31, 1999..................................   $   175,395       $   (87,090)    $   88,305
Net loss......................................................            -             (9,368)        (9,368)
                                                                  ----------       -----------       --------
Balance at March 31, 2000.....................................   $   175,395       $   (96,458)    $   78,937
                                                                  ==========       ===========       ========









        The accompanying notes are an integral part of this condensed consolidated statement.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                            For the Three Months Ended March 31,
                                                                                 1999                   2000
                                                                             -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss..............................................................    $  (8,937)            $  (9,368)
   Adjustments to reconcile net loss to net cash flows provided by operating activities-
          Depreciation and amortization..................................        4,250                 4,341
          Accretion of bond discount.....................................        1,033                 1,207
          (Credit) provision for losses on receivables...................         (149)                  262
          Valuation allowance-CRDA investments...........................          349                   281
          Decrease in receivables........................................          443                 2,067
          Decrease in inventories........................................           22                    28
          Decrease in prepaid expenses and other current assets..........           13                   281
          (Increase) decrease in other assets............................          (45)                  388
          Increase in current liabilities................................        9,904                 7,112
          Decrease in amounts due to affiliates..........................       (1,238)                 (294)
          Increase in other liabilities..................................        3,155                 3,610
                                                                             ---------              --------
               Net cash flows provided by operating activities...........        8,800                 9,915
                                                                             ---------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of property and equipment............................       (1,312)                 (957)
          Purchase of CRDA investments...................................         (773)                 (752)
                                                                             ---------              --------
               Net cash flows used in investing activities...............       (2,085)               (1,709)
                                                                             ---------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
          Repayment of other borrowings..................................         (471)                  (380)
                                                                             ---------              ---------
               Net cash flows used in financing activities...............         (471)                  (380)
                                                                             ---------              ---------

               Net increase in cash and cash equivalents.................        6,244                  7,826
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................       19,723                 21,413
                                                                             ---------              ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................    $  25,967             $   29,239
                                                                             =========              =========
SUPPLEMENTAL INFORMATION
   Cash paid for interest................................................    $     292             $      270
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

       These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1999 filed with the SEC by the Partnership, Funding and TCHI.

       The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three month period ending March 31, 2000 are not necessarily indicative of the operating results for a full year.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)


(2) Financial Information of Funding

         Financial information relating to Funding is as follows:

                                                                          December 31,           March 31,
                                                                             1999                  2000
                                                                         -------------         ------------
Total Assets (including Mortgage Notes Receivable of
$242,141,000, net of unamortized discount of
$22,906,000 at December 31, 1999 and $21,837,000 at
March 31, 2000, PIK Notes Receivable of $105,791,000,
net of unamortized discount of $6,325,000 at  December
31, 1999 and $6,187,000 at March 31, 2000, Senior
Notes Receivable of $62,000,000 at December 31, 1999
and March 31, 2000)..............................................        $ 380,701,000        $ 381,908,000
                                                                         =============        =============


Total Liabilities and Capital (including Mortgage Notes
Payable of $242,141,000, net of unamortized discount of
$22,906,000 at December 31, 1999 and $21,837,000 at March
31, 2000, PIK Notes Payable of $105,791,000, net of
unamortized discount of $6,325,000 at December 31, 1999 and
$6,187,000 at March 31, 2000, Senior Notes Payable of
$62,000,000 at December 31, 1999 and March 31, 2000).............        $ 380,701,000        $ 381,908,000
                                                                         =============        =============



                                                                            Three Months Ended March 31,
                                                                             1999                  2000
                                                                           ---------             ---------

Interest Income...................................................       $ 12,976,000          $ 13,531,000
Interest Expense..................................................         12,976,000            13,531,000
                                                                         ------------         -------------
Net Income........................................................       $     -               $     -
                                                                         ============         =============


                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)


(3) Financial Information of TCHI

         Financial information relating to TCHI is as follows:

                                                                             December 31,       March 31,
                                                                                 1999             2000
                                                                            -------------    -------------

Total Assets (including Working Capital Loan Receivable of
$5,000,000 at December 31, 1999 and  March 31, 2000)..................       $ 5,000,000       $ 5,000,000
                                                                            ============     =============

Total Liabilities and Capital (including Working Capital Loan
Payable of $5,000,000 at December 31, 1999 and March 31, 2000)........       $ 5,000,000       $ 5,000,000
                                                                            ============     =============





                                                                                Three Months Ended March 31,
                                                                                   1999              2000
                                                                                 -------           -------

Interest Income.......................................................         $ 128,000         $ 128,000
Interest Expense......................................................           128,000           128,000
                                                                                 -------           -------
Net Income............................................................         $    -            $    -
                                                                                 =======           =======


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

       Cash flow from operating activities is the Partnership's principal source of liquidity. For the three months ended March 31, 2000, the Partnership's net cash flow provided by operating activities was $9,915,000.

       In addition to funding operations, the Partnership's principal uses of cash are capital expenditures and debt service.

       Capital expenditures for 2000 are anticipated to be approximately $10,600,000 and principally consist of a slot room expansion project, hotel room renovations, as well as ongoing property enhancements. The slot room expansion project, scheduled to be completed during the second quarter of 2000, will increase Trump Marina's gaming space by approximately 5,600 square feet (7.4%) and will add approximately 250 slot machines.

       The Partnership's debt consists primarily of (i) the Mortgage Notes, (ii) the PIK Notes, (iii) the Senior Notes and (iv) the Working Capital Loan.

       The Mortgage Notes have an outstanding principal amount of approximately $242,141,000, bear interest at the rate of 11 3/4% per annum and mature on November 15, 2003.

       The PIK Notes have an outstanding principal amount of approximately $105,791,000 and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 13 7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. The Partnership anticipates that interest due in 2000 of approximately $15,188,000 will be paid through the issuance of additional PIK Notes. Also, approximately 90% of the PIK Notes are currently owned by THCR Holdings.

       The Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Senior Notes matures on April 30, 2003.

       The Working Capital Loan has an outstanding principal amount of $5,000,000 and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Loan matures on April 30, 2003. The Partnership has the authority to obtain a working capital facility of up to $10,000,000 (of which approximately $5,000,000 is outstanding), although there can be no assurance that such financing will be available, or on terms acceptable to the Partnership.

       The ability of Funding, TCHI and the Partnership to pay their indebtedness when due will depend on the Partnership either generating cash from operations sufficient for such purposes or refinancing such indebtedness on or before the date on which it becomes due. Cash flow from operations may not be sufficient to repay a substantial portion of the principal amount of the debt at maturity. The future operating performance of the Partnership and the ability to refinance this debt will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Funding, TCHI or the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

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

Comparison of Results of Operations for the Three Month Periods Ended March 31, 1999 and 2000.

       Gaming revenues are the primary source of the Partnership's revenues and primarily consist of table game and slot machine win. The following chart details activity for the major components of gaming revenue:


                                                                                Three Months Ended March 31,
                                                                                1999                   2000
                                                                                ----                   ----
                                                                                   (dollars in thousands)
Table Game Revenue......................................................       $15,447                $13,562
Decrease from Prior Period..............................................                              ($1,885)
Table Game Drop.........................................................      $101,296                $88,395
Decrease from Prior Period..............................................                             ($12,901)
Table Game Win Percentage...............................................         15.2%                   15.3%
Increase from Prior Period..............................................                              0.1 pts.
Number of Table Games...................................................           91                      76
Decrease from Prior Period..............................................                                  (15)

Slot Revenue............................................................      $45,270                 $45,633
Increase from Prior Period..............................................                                 $363
Slot Handle.............................................................     $552,582                $582,532
Increase from Prior Period..............................................                              $29,950
Slot Win Percentage.....................................................          8.2%                    7.8%
Decrease from Prior Period..............................................                            (0.4) pts.
Number of Slot Machines.................................................        2,178                   2,265
Increase from Prior Period..............................................                                   87

Other Gaming Revenue....................................................         $173                    $130
Decrease from Prior Period..............................................                                 ($43)

Total Gaming Revenues...................................................      $60,890                 $59,325
Decrease from Prior Period..............................................                              ($1,565)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

       Table game revenues decreased by approximately $1,885,000 or 12.2% to $13,562,000 for the three months ended March 31, 2000 from $15,447,000 for the three months ended March 31, 1999. This decrease is the result of lower table game drop than the previous year, offset slightly by an increased table game win percentage. The Partnership has continued its strategic marketing focus of de-emphasizing the more volatile high-end table patron as it continues to concentrate on the more profitable slot patron. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 15.4% and 15.9% for the three months ended March 31, 2000 and 1999, respectively. Competition in the Atlantic City gaming market is intense and while no significant expansion is expected in 2000, the Partnership believes that competition will continue to intensify due to planned future expansion by existing operators and as new entrants to the gaming industry become operational.

       Slot revenues increased by approximately $363,000 or 0.8% to $45,633,000 for the three months ended March 31, 2000 from $45,270,000 for the three months ended March 31, 1999. This increase is due to a higher slot handle as compared to the previous year, offset by a lower slot win percentage. The increased slot handle is due primarily to sustained marketing programs and events designed specifically for the slot customer. The Partnership's slot revenues, and to a lesser extent table game revenues, were adversely impacted for the first quarter of 2000 by the severe January weather, which affected approximately ten days.

       Gross revenues include the retail value of the complimentary food, beverage and hotel services provided to patrons. The retail value of these promotional allowances is deducted from gross revenues to arrive at net revenues. The costs of providing such complimentaries have been classified as gaming costs and expenses through interdepartmental allocations in the accompanying consolidated statements of operations. The costs associated with providing cash nongaming services are classified in food, beverage and rooms costs and expenses in the accompanying consolidated statements of operations.

       Nongaming revenues, in the aggregate, increased by approximately $306,000 or 2.5% to $12,464,000 for the three months ended March 31, 2000 from $12,158,000 for the three months ended March 31, 1999. This result reflects the continued strategy designed to control marketing costs and to increase cash sales from nongaming operations. Accordingly, promotional allowances decreased by approximately $744,000 or 8.7% to $7,818,000 for the three months ended March 31, 2000 from $8,562,000 for the three months ended March 31, 1999. In addition, cash sales from nongaming operations increased by approximately $1,050,000 or 29.2% to $4,646,000 for the three months ended March 31, 2000 from $3,596,000 for the three months ended March 31, 1999.

       Gaming costs and expenses decreased approximately $3,082,000 or 7.9% to $35,700,000 for the three months ended March 31, 2000 from $38,782,000 for the three months ended March 31, 1999, resulting from the strategic reduction or elimination of less profitable promotional and complimentary expenses and programs.

       Room costs increased by approximately $326,000 or 47.1% to $1,018,000 for the three months ended March 31, 2000 from $692,000 for the three months ended March 31, 1999. This increase is due primarily to associated costs incurred related to a 58.0% increase in cash rooms revenues generated in 2000.

       Food and beverage costs increased by approximately $405,000 or 22.8% to $2,181,000 for the three months ended March 31, 2000 from $1,776,000 for the three months ended March 31, 1999. This increase is due primarily to associated costs incurred related to a 21.4% increase in food and beverage cash revenues generated in 2000.

       General and administrative costs and expenses increased by approximately $1,648,000 or 11.2% to $16,352,000 for the three months ended March 31, 2000 from $14,704,000 for the three months ended March 31, 1999. This increase is primarily the result of incremental costs incurred related to a Services Agreement the Partnership has with Trump Casinos II, Inc. and employee benefit accruals.

       Interest expense increased approximately $559,000 or 4.2% to $13,997,000 for the three months ended March 31, 2000 from $13,438,000 for the three months ended March 31, 1999, primarily due to an increase in the outstanding principal of the PIK Notes.


Seasonality

       The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three month period ending March 31, 2000 are not necessarily indicative of the operating results for a full year.

Important Factors Relating to Forward Looking Statements

       The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All statements, trend analysis and other information contained in this Quarterly Report on Form 10-Q relative to the Partnership's performance, trends in the Partnership's operations or financial results, plans, expectations, estimates and beliefs, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in the Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by the Registrants or any other person that the forward-looking statements contained in this Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.


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




                                        TRUMP'S CASTLE HOTEL & CASINO, INC.
                                              (Registrant)

Date: May 15, 2000
                                        By: /s/ Nicholas L. Ribis
                                           ------------------------------------
                                           Nicholas L. Ribis
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TRUMP'S CASTLE FUNDING, INC.
                                              (Registrant)

Date: May 15, 2000
                                        By: /s/ Nicholas L. Ribis
                                           ------------------------------------
                                           Nicholas L. Ribis
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    TRUMP'S CASTLE ASSOCIATES, L.P.
                                          (Registrant)
                                    By:   Trump's Castle Hotel & Casino, Inc.
                                          its general partner
Date: May 15, 2000
                                    By: /s/ Nicholas L. Ribis
                                       --------------------------------------
                                       Nicholas L. Ribis
                                       President and Chief Executive Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)