Form 10-Q
period 2000-06-30
TRUMPS CASTLE HOTEL & CASINO INC; TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE ASSOCIATES LP
filed 2000-08-14
CIK 1063882, 770618, 911534

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

                 For the quarterly period ended: June 30, 2000

                                      OR

       [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission file number: 1-9029
                        ------------------------------

                      TRUMP'S CASTLE HOTEL & CASINO, INC.
            (Exact name of registrant as specified in its charter)

          NEW JERSEY                                   11-2735914
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                     Huron Avenue and Brigantine Boulevard
                       Atlantic City, New Jersey  08401
                                (609) 449-6542
         (Address, including Zip Code and Telephone Number, Including
            Area Code, of Registrant's Principal Executive Offices)


                         TRUMP'S CASTLE FUNDING, INC.
            (Exact name of registrant as specified in its charter)

          NEW JERSEY                                   11-2739203
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                     Huron Avenue and Brigantine Boulevard
                       Atlantic City, New Jersey  08401
                                (609) 449-6542
         (Address, including Zip Code and Telephone Number, Including
            Area Code, of Registrant's Principal Executive Offices)


                        TRUMP'S CASTLE ASSOCIATES, L.P.
            (Exact name of registrant as specified in its charter)

          NEW JERSEY                                   22-2608426
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                     Huron Avenue and Brigantine Boulevard
                      Atlantic City, New Jersey  08401
                                (609) 449-6542
         (Address, including Zip Code and Telephone Number, Including
            Area Code, of Registrant's Principal Executive Offices)


          Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes   X     No _______
                                                    -----

       As of August 14, 2000, there were 100 shares of Trump's Castle Hotel & Casino, Inc.'s Common Stock, no par value, outstanding. Trump's Castle Hotel & Casino, Inc. meets the conditions set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

       As of August 14, 2000, there were 200 shares of Trump's Castle Funding, Inc.'s Common Stock, par value $.01 per share, outstanding. Trump's Castle Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                              INDEX TO FORM 10-Q



                                                                                                         Page No.
                                                                                                         --------
PART I - FINANCIAL INFORMATION

  ITEM 1 - Financial Statements
    Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000 (unaudited)...........   1

    Condensed Consolidated Statements of Operations for the three and six months ended June 30,
      1999 and 2000 (unaudited)...........................................................................   2

    Condensed Consolidated Statement of Partners' Capital for the six months ended June 30,
      2000 (unaudited)....................................................................................   3

    Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999
      and 2000 (unaudited)................................................................................   4

    Notes to Condensed Consolidated Financial Statements (unaudited)......................................   5

  ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations..........   8

  ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.....................................  13


PART II - OTHER INFORMATION

  ITEM 1 - Legal Proceedings..............................................................................  14

  ITEM 2 - Changes in Securities and Use of Proceeds......................................................  14

  ITEM 3 - Defaults Upon Senior Securities................................................................  14

  ITEM 4 - Submission of Matters to a Vote of Security Holders............................................  14

  ITEM 5 - Other Information..............................................................................  14

  ITEM 6 - Exhibits and Reports on Form 8-K...............................................................  14

  SIGNATURES
    Trump's Castle Hotel & Casino, Inc....................................................................  15
    Trump's Castle Funding, Inc...........................................................................  16
    Trump's Castle Associates, L.P........................................................................  17

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                           December 31,        June 30,
                                                                               1999              2000
                                                                           ------------       -----------
                                                                                              (unaudited)
                                    ASSETS
                                    ------
CURRENT ASSETS
 Cash and cash equivalents...............................................   $  21,413          $  20,732
 Receivables, net........................................................      10,627             11,605
 Inventories.............................................................       3,292              3,257
 Prepaid expenses and other current assets...............................       1,825              2,872
                                                                            ---------          ---------
     Total current assets................................................      37,157             38,466
PROPERTY AND EQUIPMENT, NET..............................................     481,731            477,823
OTHER ASSETS.............................................................      14,480             14,181
                                                                            ---------          ---------
     Total assets........................................................   $ 533,368          $ 530,470
                                                                            =========          =========

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES
  Current maturities-long term debt......................................   $   1,296          $   1,051
  Accounts payable and accrued expenses..................................      26,357             29,321
  Due to affiliates......................................................      20,116             19,086
  Accrued interest payable...............................................       4,701              4,701
                                                                            ---------          ---------
     Total current liabilities...........................................      52,470             54,159
LONG TERM DEBT, LESS CURRENT MATURITIES..................................     389,045            399,616
OTHER LONG TERM LIABILITIES..............................................       3,548              3,666
                                                                            ---------          ---------
     Total liabilities...................................................     445,063            457,441
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL........................................................      88,305             73,029
                                                                            ---------          ---------
     Total liabilities and partners' capital.............................   $ 533,368          $ 530,470
                                                                            =========          =========



  The accompanying notes are an integral part of these condensed consolidated statements.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                  (unaudited)
                                (in thousands)


                                                                   Three Months                Six Months
                                                                  Ended June 30,             Ended June 30,
                                                               1999           2000         1999          2000
                                                            ----------     ----------   ----------    ----------
REVENUES
 Gaming...................................................  $   69,214     $   67,139   $  130,104    $  126,464
 Rooms....................................................       3,933          4,046        7,219         7,593
 Food and beverage........................................       8,897          8,638       16,166        15,831
 Other....................................................       3,017          2,664        4,620         4,388
                                                            ----------     ----------   ----------    ----------
  Gross revenues..........................................      85,061         82,487      158,109       154,276
 Less-promotional allowances..............................       9,343          8,575       17,905        16,393
                                                            ----------     ----------   ----------    ----------
  Net revenues............................................      75,718         73,912      140,204       137,883
                                                            ----------     ----------   ----------    ----------

COSTS AND EXPENSES
 Gaming...................................................      42,535         40,621       81,317        76,321
 Rooms....................................................       1,155          1,228        1,847         2,246
 Food and beverage........................................       2,827          3,028        4,603         5,209
 General and administrative...............................      15,788         16,820       30,492        33,172
 Depreciation and amortization............................       4,276          4,321        8,526         8,662
                                                            ----------     ----------   ----------    ----------
                                                                66,581         66,018      126,785       125,610
                                                            ----------     ----------   ----------    ----------
  Income from operations..................................       9,137          7,894       13,419        12,273
INTEREST INCOME...........................................         173            264          392           514
INTEREST EXPENSE..........................................     (13,293)       (14,066)     (26,731)      (28,063)
                                                            ----------     ----------   ----------    ----------
  Net loss................................................  $   (3,983)    $   (5,908)  $  (12,920)   $  (15,276)
                                                            ==========     ==========   ==========    ==========



  The accompanying notes are an integral part of these condensed consolidated statements.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (unaudited)
                                (in thousands)

                                                  Contributed         Accumulated
                                                    Capital             Deficit           Total
                                                  -----------         -----------      -----------
Balance at December 31, 1999..                    $  175,395          $  (87,090)      $   88,305
Net loss......................                             -             (15,276)         (15,276)
                                                  ----------          -----------      -----------
Balance at June 30, 2000......                    $  175,395          $ (102,366)      $   73,029
                                                  ==========          ===========      ===========



   The accompanying notes are an integral part of this condensed consolidated statement.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                     For the Six Months Ended June 30,
                                                                       1999                   2000
                                                                    --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss.......................................................  $(12,920)              $(15,276)
   Adjustments to reconcile net loss to net cash flows provided by operating activities-
          Depreciation and amortization...........................     8,526                  8,662
          Issuance of PIK Notes in exchange for accrued interest..     6,418                  7,339
          Accretion of bond discount..............................     2,109                  2,462
          Provision for losses on receivables.....................        60                    586
          Valuation allowance-CRDA investments....................       712                    816
          Increase in receivables.................................    (4,256)                (1,564)
          (Increase) decrease in inventories......................       (93)                    35
          Increase in prepaid expenses and other current assets...      (670)                (1,047)
          Decrease in other assets................................        99                    645
          Increase in current liabilities.........................     3,010                  2,964
          Decrease in amounts due to affiliates...................      (242)                (1,165)
          Increase in other liabilities...........................         3                    118
                                                                    --------               --------
               Net cash flows provided by operating activities....     2,756                  4,575
                                                                    --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of property and equipment.....................    (2,215)                (2,870)
          Purchase of CRDA investments............................    (1,639)                (1,597)
                                                                    --------               --------
               Net cash flows used in investing activities........    (3,854)                (4,467)
                                                                    --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES
          Repayment of other borrowings...........................      (926)                  (789)
                                                                    --------               --------
               Net cash flows used in financing activities........      (926)                  (789)
                                                                    --------               --------

               Net decrease in cash and cash equivalents..........    (2,024)                  (681)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................    19,723                 21,413
                                                                    --------               --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................  $ 17,699               $ 20,732
                                                                    ========               ========

SUPPLEMENTAL INFORMATION
        Cash paid for interest                                      $ 17,994               $ 18,098
                                                                    ========               ========
        Purchase of equipment under capitalized lease obligations   $      -               $  1,314
                                                                    ========               ========

 The accompanying notes are an integral part of these condensed consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)
                                  (unaudited)

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

     Since Funding has no business operations, its ability to repay the principal and interest on the $62,000 10 1/4% Senior Secured Notes due 2003 (the "Senior Notes"), the 11 3/4% Mortgage Notes due 2003 (the "Mortgage Notes") and its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") is completely dependent upon the operations of the Partnership.

      Since TCHI has no business operations, its ability to repay the principal and interest on the $5,000 10 1/4% Senior Secured Notes due 2003 (the "Working Capital Loan") is completely dependent upon the operations of the Partnership.

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

      The casino industry in Atlantic City is seasonal in nature. Accordingly, the results of operations for the three and six month periods ending June 30, 2000 are not necessarily indicative of the operating results for a full year.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                             (dollars in thousands)
                                  (unaudited)


(2) Financial Information of Funding

 Financial information relating to Funding is as follows:

                                                                           December 31,  June 30,
                                                                               1999        2000
                                                                           ---------     ---------
Total Assets (including Mortgage Notes Receivable
of $242,141, net of unamortized discount of $22,906
at December 31, 1999 and $20,728 at June 30, 2000,
PIK Notes Receivable of $105,791, net of unamortized
discount of $6,325 at December 31, 1999 and $113,130,
net of unamortized discount of $6,041 at June 30,
2000, Senior Notes Receivable of $62,000 at
December 31, 1999 and June 30, 2000) .................................     $ 380,701     $ 390,502
                                                                           =========     =========

Total Liabilities and Capital (including Mortgage
Notes Payable of $242,141, net of unamortized
discount of $22,906 at December 31, 1999 and $20,728
at June 30, 2000, PIK Notes Payable of $105,791, net
of unamortized discount of $6,325 at December 31,
1999 and $113,130, net of unamortized discount of
$6,041 at June 30, 2000, Senior Notes Payable
of $62,000 at December 31, 1999 and June 30, 2000) ...................     $ 380,701     $ 390,502
                                                                           =========     =========



                                                                           Six Months Ended June 30,
                                                                              1999          2000
                                                                           ---------     ---------
Interest Income.......................................................     $  26,094     $  27,235
Interest Expense......................................................        26,094        27,235
                                                                           ---------     ---------
Net Income............................................................     $       -     $       -
                                                                           =========     =========

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                             (dollars in thousands)
                                  (unaudited)


(3) Financial Information of TCHI

    Financial information relating to TCHI is as follows:

                                                                                   December 31,   June 30,
                                                                                      1999          2000
                                                                                   ---------    --------
Total Assets (including Working Capital Loan Receivable of
     $5,000 at December 31, 1999 and June 30, 2000).........................       $   5,000    $  5,000
                                                                                   =========    ========

Total Liabilities and Capital (including Working Capital Loan
     Payable of $5,000 at December 31, 1999 and June 30, 2000)..............       $   5,000    $  5,000
                                                                                   =========    ========



                                                                                  Six Months Ended June 30,
                                                                                       1999         2000
                                                                                   ---------    --------

Interest Income.............................................................       $     256    $    256
Interest Expense............................................................             256         256
                                                                                   ---------    --------
Net Income..................................................................       $       -    $      -
                                                                                   =========    ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (dollars in thousands)

Capital Resources and Liquidity

     Cash flow from operating activities is the Partnership's principal source of liquidity. For the six months ended June 30, 2000, the Partnership's net cash flow provided by operating activities was $4,575.

     In addition to funding operations, the Partnership's principal uses of cash are capital expenditures and debt service.

     Capital expenditures for 2000 are anticipated to be approximately $8,000 and principally consist of a slot room expansion project, hotel room renovations, as well as ongoing property enhancements. The slot room expansion project, which was completed during the second quarter of 2000, increased Trump Marina's gaming space by approximately 5,600 square feet (7.4%) and added 244 slot machines.

     The Partnership's debt consists primarily of (i) the Mortgage Notes, (ii) the PIK Notes, (iii) the Senior Notes and (iv) the Working Capital Loan.

     The Mortgage Notes have an outstanding principal amount of approximately $242,141, bear interest at the rate of 11 3/4% per annum and mature November 15, 2003.

     The PIK Notes have an outstanding principal amount of approximately $113,130 and mature November 15, 2005. Interest is currently payable semi-annually at the rate of 13 7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. During the second quarter of 2000, interest in the amount of approximately $7,339 was satisfied through the issuance of additional PIK Notes. The Partnership anticipates that additional interest due during the fourth quarter of 2000 in the amount of approximately $7,849 will also be satisfied through the issuance of additional PIK Notes. Approximately 90% of the PIK Notes are currently owned by THCR Holdings.

     The Senior Notes have an outstanding principal amount of $62,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Senior Notes matures April 30, 2003.

     The Working Capital Loan has an outstanding principal amount of $5,000 and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Loan matures April 30, 2003. The Partnership has the authority to obtain a working capital facility of up to $10,000 (of which approximately $5,000 is outstanding), although there can be no assurance that such financing will be available, or on terms acceptable to the Partnership.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (dollars in thousands) - (continued)

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

Comparison of Results of Operations for the Three Month Periods Ended June 30, 1999 and 2000.

     Gaming revenues are the primary source of the Partnership's revenues and primarily consist of table game and slot machine win. The following chart details activity for the major components of gaming revenue:


                                              Three Months Ended June 30,
                                                1999               2000
                                             ---------          ---------

Table Game Revenue.......................    $  19,552          $  18,233
Decrease from Prior Period...............                         ($1,319)
Table Game Drop..........................    $ 126,040          $ 111,268
Decrease from Prior Period...............                        ($14,772)
Table Game Win Percentage................         15.5%              16.4%
Increase from Prior Period...............                             0.9pts.
Number of Table Games....................           85                 76
Decrease from Prior Period...............                              (9)

Slot Revenue.............................    $  48,821          $  48,432
Decrease from Prior Period...............                           ($389)
Slot Handle..........................        $ 626,032          $ 612,262
Decrease from Prior Period...............                        ($13,770)
Slot Win Percentage......................          7.8%               7.9%
Increase from Prior Period...............                             0.1pts.
Number of Slot Machines..................        2,133              2,340
Increase from Prior Period...............                             207

Other Gaming Revenue.....................    $     841          $     474
Decrease from Prior Period...............                           ($367)

Total Gaming Revenues....................    $  69,214          $  67,139
Decrease from Prior Period...............                         ($2,075)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (dollars in thousands) - (continued)


     Table game revenues decreased approximately $1,319 or 6.7% to $18,233 for the three months ended June 30, 2000 from $19,552 for the three months ended June 30, 1999. This decrease is the result of lower table game drop than the previous year, partially offset by an increased table game win percentage. The Partnership has continued its strategic marketing focus of de-emphasizing the more volatile high-end table patron as it concentrates on the more profitable slot patron. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 16.3% and 15.4% for the three months ended June 30, 2000 and 1999, respectively.

     Slot revenues decreased slightly ($389 or 0.8%) to $48,432 for the three months ended June 30, 2000 from $48,821 for the three months ended June 30, 1999. The Partnership completed its slot room expansion project during the second quarter of 2000, increasing gaming space approximately 5,600 square feet (7.4%) and adding 244 slot machines. This project enhances Trump Marina's ability to attract and retain slot customers in the competitive Atlantic City marketplace. Competition in the Atlantic City gaming market is intense and while no significant expansion is expected in 2000, the Partnership believes that competition will continue to intensify due to planned future expansion by existing operators and as new entrants to the gaming industry become operational.

     Gross revenues include the retail value of the complimentary food, beverage and hotel services provided to patrons. The retail value of these promotional allowances is deducted from gross revenues to arrive at net revenues. The costs of providing such complimentaries have been classified as gaming costs and expenses through interdepartmental allocations in the accompanying consolidated statements of operations. The costs associated with providing cash non-gaming services are classified in food, beverage and rooms costs and expenses in the accompanying consolidated statements of operations.

     Non-gaming revenues, in the aggregate, decreased approximately $499 or 3.1% to $15,348 for the three months ended June 30, 2000 from $15,847 for the three months ended June 30, 1999. This result reflects the continued strategy designed to control marketing costs and to increase cash sales from non-gaming operations. Accordingly, promotional allowances decreased approximately $768 or 8.2% to $8,575 for the three months ended June 30, 2000 from $9,343 for the three months ended June 30, 1999. In addition, cash sales from non-gaming operations increased approximately $269 or 4.1% to $6,773 for the three months ended June 30, 2000 from $6,504 for the three months ended June 30, 1999.

     Gaming costs and expenses decreased approximately $1,914 or 4.5% to $40,621 for the three months ended June 30, 2000 from $42,535 for the three months ended June 30, 1999, resulting from the strategic reduction or elimination of certain promotional and complimentary programs.

     Room costs increased approximately $73 or 6.3% to $1,228 for the three months ended June 30, 2000 from $1,155 for the three months ended June 30, 1999. This increase is due primarily to costs incurred related to a 11.8% increase in cash rooms revenues generated in 2000 as compared to 1999.

     Food and beverage costs increased approximately $201 or 7.1% to $3,028 for the three months ended June 30, 2000 from $2,827 for the three months ended June 30, 1999. This increase is due primarily to costs incurred related to a 6.8% increase in food and beverage cash revenues generated in 2000 as compared to 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (dollars in thousands) - (continued)

     General and administrative costs and expenses increased approximately $1,032 or 6.5% to $16,820 for the three months ended June 30, 2000 from $15,788 for the three months ended June 30, 1999. This increase is primarily the result of incremental costs incurred related to a Services Agreement the Partnership has with Trump Casinos II, Inc. and employee benefit accruals.

     Interest expense increased approximately $773 or 5.8% to $14,066 for the three months ended June 30, 2000 from $13,293 for the three months ended June 30, 1999, primarily due to an increase in the outstanding principal of the PIK Notes.

Comparison of Results of Operations for the Six Month Periods Ended June 30, 1999 and 2000.

     Gaming revenues are the primary source of the Partnership's revenues and primarily consist of table game and slot machine win. The following chart details activity for the major components of gaming revenue:


                                                 Six Months Ended June 30,

                                                     1999         2000
                                                     ----         ----

Table Game Revenue..............................  $   34,999   $   31,795
Decrease from Prior Period......................                  ($3,204)
Table Game Drop.................................  $  227,336   $  199,663
Decrease from Prior Period......................                 ($27,673)
Table Game Win Percentage.......................        15.4%        15.9%
Increase from Prior Period......................                 0.5 pts.
Number of Table Games...........................          88           76
Decrease from Prior Period......................                      (12)

Slot Revenue....................................  $   94,091   $   94,065
Decrease from Prior Period......................                     ($26)
Slot Handle.....................................  $1,178,614   $1,194,794
Increase from Prior Period......................               $   16,180
Slot Win Percentage.............................         8.0%         7.9%
Decrease from Prior Period......................               (0.1) pts.
Number of Slot Machines.........................       2,155        2,303
Increase from Prior Period......................                      148

Other Gaming Revenue............................  $    1,014   $      604
Decrease from Prior Period......................                    ($410)

Total Gaming Revenues...........................  $  130,104   $  126,464
Decrease from Prior Period......................                  ($3,640)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (dollars in thousands) - (continued)

     Table game revenues decreased approximately $3,204 or 9.2% to $31,795 for the six months ended June 30, 2000 from $34,999 for the six months ended June 30, 1999. This decrease is the result of lower table game drop than the previous year, offset slightly by an increased table game win percentage. The Partnership has continued its strategic marketing focus of de-emphasizing the more volatile high-end table patron as it concentrates on the more profitable slot patron. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 15.9% and 15.7% for the six months ended June 30, 2000 and 1999, respectively.

     Slot revenues remained relatively flat at $94,065 for the six months ended June 30, 2000 as compared to $94,091 for the six months ended June 30, 1999. The Partnership completed its slot room expansion project during the second quarter of 2000, increasing gaming space approximately 5,600 square feet (7.4%) and adding 244 slot machines. This project enhances Trump Marina's ability to attract and retain slot customers in the competitive Atlantic City marketplace. Competition in the Atlantic City gaming market is intense and while no significant expansion is expected in 2000, the Partnership believes that competition will continue to intensify due to planned future expansion by existing operators and as new entrants to the gaming industry become operational.

     Gross revenues include the retail value of the complimentary food, beverage and hotel services provided to patrons. The retail value of these promotional allowances is deducted from gross revenues to arrive at net revenues. The costs of providing such complimentaries have been classified as gaming costs and expenses through interdepartmental allocations in the accompanying consolidated statements of operations. The costs associated with providing cash non-gaming services are classified in food, beverage and rooms costs and expenses in the accompanying consolidated statements of operations.

     Non-gaming revenues, in the aggregate, decreased approximately $193 or 0.7% to $27,812 for the six months ended June 30, 2000 from $28,005 for the six months ended June 30, 1999. This result reflects the continued strategy designed to control marketing costs and to increase cash sales from non-gaming operations. Accordingly, promotional allowances decreased approximately $1,512 or 8.4% to $16,393 for the six months ended June 30, 2000 from $17,905 for the six months ended June 30, 1999. In addition, cash sales from non-gaming operations increased approximately $1,319 or 13.1% to $11,419 for the six months ended June 30, 2000 from $10,100 for the six months ended June 30, 1999.

     Gaming costs and expenses decreased approximately $4,996 or 6.1% to $76,321 for the six months ended June 30, 2000 from $81,317 for the six months ended June 30, 1999, resulting from the strategic reduction or elimination of certain promotional and complimentary programs.

     Room costs increased approximately $399 or 21.6% to $2,246 for the six months ended June 30, 2000 from $1,847 for the six months ended June 30, 1999. This increase is due primarily to costs incurred related to a 28.2% increase in cash rooms revenues generated in 2000.

     Food and beverage costs increased approximately $606 or 13.2% to $5,209 for the six months ended June 30, 2000 from $4,603 for the six months ended June 30, 1999. This increase is due primarily to costs incurred related to a 12.3% increase in food and beverage cash revenues generated in 2000.

     General and administrative costs and expenses increased approximately $2,680 or 8.8% to $33,172 for the six months ended June 30, 2000 from $30,492 for the six months ended June 30, 1999. This increase is primarily the result of incremental costs incurred related to a Services Agreement the Partnership has with Trump Casinos II, Inc., employee benefit accruals and insurance costs.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (dollars in thousands) - (continued)


     Interest expense increased approximately $1,332 or 5.0% to $28,063 for the six months ended June 30, 2000 from $26,731 for the six months ended June 30, 1999, primarily due to an increase in the outstanding principal of the PIK Notes.

Seasonality

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three and six month periods ending June 30, 2000 are not necessarily indicative of the operating results for a full year.

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



                                        TRUMP'S CASTLE HOTEL & CASINO, INC.
                                             (Registrant)

Date: August 14, 2000

                                  By: /s/ Joseph A. D'Amato
                                      ----------------------

                                  Acting President and Chief Operating Officer
                                  (Duly Authorized Officer and
                                  Principal Financial Officer)

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TRUMP'S CASTLE FUNDING, INC.
                                             (Registrant)

Date: August 14, 2000

                                  By: /s/ Joseph A. D'Amato
                                      ----------------------

                                  Acting President and Chief Operating Officer
                                  (Duly Authorized Officer and
                                  Principal Financial Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRUMP'S CASTLE ASSOCIATES, L.P.
                                      (Registrant)
                                    By: Trump's Castle Hotel & Casino, Inc.
                                        its general partner
Date: August 14, 2000

                                  By: /s/ Joseph A. D'Amato
                                      ----------------------

                                  Acting President and Chief Operating Officer
                                  (Duly Authorized Officer and
                                  Principal Financial Officer)