Form 10-Q
period 2000-09-30
TRUMPS CASTLE HOTEL & CASINO INC; TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE ASSOCIATES LP
filed 2000-11-14
CIK 1063882, 770618, 911534

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
            [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2000
                                       OR
        [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                         Commission file number: 1-9029


                      TRUMP'S CASTLE HOTEL & CASINO, INC.
            (Exact name of registrant as specified in its charter)

                       NEW JERSEY                  11-2735914
             (State or other jurisdiction of    (I.R.S. Employer
             incorporation or organization)    Identification No.)

                     Huron Avenue and Brigantine Boulevard
                       Atlantic City, New Jersey  08401
                                (609) 441-8406
         (Address, including Zip Code and Telephone Number, Including
            Area Code, of Registrant's Principal Executive Offices)


                          TRUMP'S CASTLE FUNDING, INC.
             (Exact name of registrant as specified in its charter)

                        NEW JERSEY                  11-2739203
              (State or other jurisdiction of    (I.R.S. Employer
              incorporation or organization)    Identification No.)

                     Huron Avenue and Brigantine Boulevard
                       Atlantic City, New Jersey  08401
                                (609) 441-8406
         (Address, including Zip Code and Telephone Number, Including
            Area Code, of Registrant's Principal Executive Offices)


                        TRUMP'S CASTLE ASSOCIATES, L.P.
             (Exact name of registrant as specified in its charter)

                        NEW JERSEY                  22-2608426
              (State or other jurisdiction of    (I.R.S. Employer
              incorporation or organization)    Identification No.)

                     Huron Avenue and Brigantine Boulevard
                       Atlantic City, New Jersey  08401
                                (609) 441-8406
         (Address, including Zip Code and Telephone Number, Including
            Area Code, of Registrant's Principal Executive Offices)


             Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---   ---

     As of November 14, 2000 , there were 100 shares of Trump's Castle Hotel & Casino, Inc.'s Common Stock, no par value, outstanding. Trump's Castle Hotel & Casino, Inc. meets the conditions set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

     As of November 14, 2000 , there were 200 shares of Trump's Castle Funding, Inc.'s Common Stock, par value $.01 per share, outstanding. Trump's Castle Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                               INDEX TO FORM 10-Q

                                                                                             Page No.
                                                                                             --------
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements
    Condensed Consolidated Balance Sheets as of December 31, 1999 and
       September 30, 2000 (unaudited).........................................................  1

    Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 2000 (unaudited)..........................................  2

    Condensed Consolidated Statement of Partners' Capital for the nine months ended
       September 30, 2000 (unaudited).........................................................  3

    Condensed Consolidated Statements of Cash Flows for the nine months ended
       September 30, 1999 and 2000 (unaudited)................................................  4

    Notes to Condensed Consolidated Financial Statements (unaudited)..........................  5

     ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of
      Operations..............................................................................  8

     ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk...................... 13


PART II - OTHER INFORMATION

     ITEM 1 - Legal Proceedings............................................................... 14

     ITEM 2 - Changes in Securities and Use of Proceeds....................................... 14

     ITEM 3 - Defaults Upon Senior Securities................................................. 14

     ITEM 4 - Submission of Matters to a Vote of
      Security Holders........................................................................ 15

     ITEM 5 - Other Information............................................................... 15
     ITEM 6 - Exhibits and Reports on Form 8-K................................................ 15

     SIGNATURES
       Trump's Castle Hotel & Casino, Inc..................................................... 16
       Trump's Castle Funding, Inc............................................................ 17
       Trump's Castle Associates, L.P......................................................... 18

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                 December 31,    September 30,
                                                    1999             2000
                                                 ------------    -------------
                                                                  (unaudited)

                   ASSETS
                   ------
CURRENT ASSETS
 Cash and cash equivalents..................       $ 21,413        $ 33,663
 Receivables, net...........................         10,627          15,910
 Inventories................................          3,292           3,183
 Prepaid expenses and other current assets..          1,825           2,942
                                                   --------        --------
  Total current assets......................         37,157          55,698
PROPERTY AND EQUIPMENT, NET.................        481,731         475,388
OTHER ASSETS................................         14,480          14,342
                                                   --------        --------
  Total assets..............................       $533,368        $545,428
                                                   ========        ========


                           LIABILITIES AND PARTNERS' CAPITAL
                           ---------------------------------

CURRENT LIABILITIES
   Current maturities-long term debt..............   $  1,296       $  1,069
   Accounts payable and accrued expenses..........     26,357         30,040
   Due to affiliates..............................     20,116         17,671
   Accrued interest payable.......................      4,701         13,531
                                                     --------       --------
         Total current liabilities................     52,470         62,311
LONG TERM DEBT, LESS CURRENT MATURITIES...........    389,045        400,584
OTHER LONG TERM LIABILITIES.......................      3,548          7,471
                                                     --------       --------
         Total liabilities........................    445,063        470,366
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL.................................     88,305         75,062
                                                     --------       --------
         Total liabilities and partners' capital..   $533,368       $545,428
                                                     ========       ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                  (unaudited)
                                 (in thousands)

                                           Three Months                      Nine Months
                                        Ended September 30,               Ended September 30,
                                        1999          2000              1999              2000
                                      --------      --------          --------          --------
REVENUES
 Gaming.........................      $ 75,346       $ 82,065          $205,450          $208,529
 Rooms..........................         5,047          5,656            12,266            13,249
 Food and beverage..............        10,229         10,337            26,395            26,168
 Other..........................         3,435          3,519             8,055             7,907
                                      --------       --------          --------          --------
  Gross revenues................        94,057        101,577           252,166           255,853
 Less-promotional allowances....        10,570         11,480            28,475            27,873
                                      --------       --------          --------          --------
  Net revenues..................        83,487         90,097           223,691           227,980
                                      --------       --------          --------          --------

COSTS AND EXPENSES
 Gaming.........................        43,549         48,090           124,866           124,411
 Rooms..........................         1,042            870             2,889             3,116
 Food and beverage..............         3,541          3,258             8,144             8,467
 General and administrative.....        16,130         17,484            46,622            50,656
 Depreciation and amortization..         4,454          4,372            12,980            13,034
                                      --------       --------          --------          --------
                                        68,716         74,074           195,501           199,684
                                      --------       --------          --------          --------
  Income from operations........        14,771         16,023            28,190            28,296
INTEREST INCOME.................           193            277               585               791
INTEREST EXPENSE................       (13,604)       (14,267)          (40,335)          (42,330)
                                      --------       --------          --------          --------
  Net income (loss).............      $  1,360       $  2,033          $(11,560)         $(13,243)
                                      ========       ========          ========          ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (unaudited)
                                 (in thousands)

                                 Contributed   Accumulated
                                  Capital        Deficit          Total
                                 ---------     -----------     ------------

Balance at December 31, 1999...   $175,395      $ (87,090)        $ 88,305
Net loss.......................          -        (13,243)         (13,243)
                                  --------      ---------         --------
Balance at September 30, 2000..   $175,395      $(100,333)        $ 75,062
                                  ========      =========         ========



   The accompanying notes are an integral part of this condensed consolidated statement.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                    For the Nine Months
                                                                    Ended September 30,
                                                                      1999       2000
                                                                    --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss.......................................................  $(11,560)  $(13,243)
   Adjustments to reconcile net loss to net cash flows provided by operating activities-
          Depreciation and amortization...........................    12,980     13,034
          Issuance of PIK Notes in exchange for accrued interest..     6,418      7,339
          Accretion of bond discount..............................     3,220      3,766
          Provision for losses on receivables.....................       201      1,037
          Valuation allowance-CRDA investments....................     1,099      1,385
          Increase in receivables.................................    (4,770)    (6,320)
          (Increase) decrease in inventories......................      (149)       109
          Increase in prepaid expenses and other current assets...      (750)    (1,117)
          (Increase) decrease in other assets.....................      (178)       650
          Increase in current liabilities.........................     7,212     12,513
          Decrease in amounts due to affiliates...................      (763)    (2,658)
          Increase in other liabilities...........................     3,378      3,923
                                                                    --------   --------
               Net cash flows provided by operating activities....    16,338     20,418
                                                                    --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of property and equipment, net................    (2,365)    (4,538)
          Purchase of CRDA investments............................    (2,583)    (2,522)
                                                                    --------   --------
               Net cash flows used in investing activities........    (4,948)    (7,060)
                                                                    --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
          Repayment of other borrowings...........................    (1,499)    (1,108)
                                                                    --------   --------
               Net cash flows used in financing activities........    (1,499)    (1,108)
                                                                    --------   --------

               Net increase in cash and cash equivalents..........     9,891     12,250
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................    19,723     21,413
                                                                    --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................  $ 29,614   $ 33,663
                                                                    ========   ========

SUPPLEMENTAL INFORMATION
        Cash paid for interest                                      $ 18,201   $ 18,296
                                                                    ========   ========
        Purchase of equipment under capitalized lease obligations   $  4,059   $  1,314
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

      The casino industry in Atlantic City is seasonal in nature. Accordingly, the results of operations for the three and nine month periods ending September 30, 2000 are not necessarily indicative of the operating results for a full year.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                             (dollars in thousands)
                                  (unaudited)

(2) Financial Information of Funding

 Financial information relating to Funding is as follows:

                                                                                    December 31,      September 30,
                                                                                        1999              2000
                                                                                    ------------      -------------
Total Assets (including Mortgage Notes Receivable of $242,141, net of unamortized discount of $22,906 at December 31, 1999 and $19,577 at September
30, 2000, PIK Notes Receivable of $105,791, net of unamortized discount of
$6,325 at December 31, 1999 and $113,130, net of unamortized discount of $5,888 at September 30, 2000, Senior Notes Receivable of $62,000 at December
31, 1999 and September 30, 2000)                                                    $ 380,701           $ 391,806
                                                                                    =========           ==========


Total Liabilities and Capital (including Mortgage Notes Payable of $242,141, net of unamortized discount of $22,906 at December 31, 1999 and $19,577 at September
30, 2000, PIK Notes Payable of  $105,791, net of unamortized  discount of $6,325 at December 31, 1999 and $113,130, net of unamortized discount of $5,888 at
September 30, 2000,  Senior  Notes  Payable of  $62,000
at December 31, 1999 and September 30, 2000)                                        $ 380,701           $ 391,806
                                                                                    =========           =========



                    Three Months Ended           Nine Months Ended
                       September 30,               September 30,
                      1999      2000               1999      2000
                     -------   -------            -------  --------
Interest Income...   $13,267   $13,880            $39,361   $41,115
Interest Expense..    13,267    13,880             39,361    41,115
                     -------   -------            -------  --------
Net Income........   $     -   $     -            $     -   $     -
                     =======   =======            =======  ========

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                             (dollars in thousands)
                                  (unaudited)


(3) Financial Information of TCHI

    Financial information relating to TCHI is as follows:

                                                                      December 31,  September 30,
                                                                         1999           2000
                                                                        ------         ------
Total Assets (including Working Capital Loan Receivable of
$5,000 at December 31, 1999 and September 30, 2000).............        $5,000         $5,000
                                                                        ======         ======

Total Liabilities and Capital (including Working Capital Loan
Payable of $5,000 at December 31, 1999 and September 30, 2000)..        $5,000         $5,000
                                                                        ======         ======

                      Three Months Ended  Nine Months Ended
                         September 30,      September 30,
                        1999      2000      1999     2000
                       -----     -----     -----  -------
Interest Income...     $ 128     $ 128     $ 384    $ 384
Interest Expense..       128       128       384      384
                       -----     -----     -----  -------
Net Income........     $   -     $   -     $   -    $   -
                       =====     =====     =====  =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (dollars in thousands)

Capital Resources and Liquidity

     Cash flow from operating activities is the Partnership's principal source of liquidity. For the nine months ended September 30, 2000, the Partnership's net cash flow provided by operating activities was $20,418.

     In addition to funding operations, the Partnership's principal uses of cash are capital expenditures and debt service.

     Capital expenditures for 2000 are anticipated to be approximately $8,000 and consist principally of a slot room expansion project, hotel room renovations, as well as ongoing property enhancements. The slot room expansion project, which was completed during the second quarter of 2000, increased Trump Marina's gaming space by approximately 6,200 square feet (8.2%) and added 244 slot machines.

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

Comparison of Results of Operations for the Three Month Periods Ended September 30, 1999 and 2000.

     Gaming revenues are the primary source of the Partnership's revenues and primarily consist of table game and slot machine win. The following chart details activity for the major components of gaming revenue:



                                  Three Months Ended September 30,
                                       1999            2000
                                     --------        --------
Table Game Revenue................   $ 20,401        $ 25,161
Increase from Prior Period........                   $  4,760
Table Game Drop...................   $134,798        $140,181
Increase from Prior Period........                   $  5,383
Table Game Win Percentage.........       15.1%           17.9%
Increase from Prior Period........                   2.8 pts.
Number of Table Games.............         85              76
Decrease from Prior Period........                         (9)

Slot Revenue......................   $ 54,296        $ 56,258
Increase from Prior Period........                   $  1,962
Slot Handle.......................   $700,336        $724,062
Increase from Prior Period........                   $ 23,726
Slot Win Percentage...............        7.8%            7.8%
Number of Slot Machines...........      2,123           2,515
Increase from Prior Period........                        392

Other Gaming Revenue..............   $    649        $    646
Decrease from Prior Period........                        ($3)

Total Gaming Revenues.............   $ 75,346        $ 82,065
Increase from Prior Period........                   $  6,719

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (dollars in thousands) - (continued)

     Table game revenues increased approximately $4,760 or 23.3% to $25,161 for the three months ended September 30, 2000 from $20,401 for the three months ended September 30, 1999. This increase is the result of a higher table game win percentage in addition to a higher table game drop as compared to last year. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 15.1% and 14.9% for the three months ended September 30, 2000 and 1999, respectively.

     Slot revenues increased $1,962 or 3.6% to $56,258 for the three months ended September 30, 2000 from $54,296 for the three months ended September 30, 1999. The Partnership completed its slot room expansion project during the second quarter of 2000, increasing gaming space approximately 6,200 square feet (8.2%) and adding 244 slot machines. This project enhances Trump Marina's ability to attract and retain slot customers in the competitive Atlantic City marketplace. Competition in the Atlantic City gaming market is intense and while no significant expansion is expected in 2000, the Partnership believes that competition will continue to intensify due to expansion by existing operators and as new entrants to the gaming industry become operational.

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

     Non-gaming revenues, in the aggregate, increased approximately $801 or 4.3% to $19,512 for the three months ended September 30, 2000 from $18,711 for the three months ended September 30, 1999. This variance is due primarily to an increase in room revenue activity resulting from an improved occupancy percentage coupled with an increase in the average room rate. This also resulted in a corresponding increase in promotional allowances of $910 or 8.6% to $11,480 for the three months ended September 30, 2000 from $10,570 for the three months ended September 30, 1999.

     Gaming costs and expenses increased approximately $4,541 or 10.4% to $48,090 for the three months ended September 30, 2000 from $43,549 for the three months ended September 30, 1999. This was due primarily to the increased spending in promotional and complimentary marketing programs, which was incurred to stimulate gaming revenues.

     Food and beverage costs decreased approximately $283 or 8.0% to $3,258 for the three months ended September 30, 2000 from $3,541 for the three months ended September 30, 1999. This decrease is due primarily to reduction in costs related to a 6.2% decrease in food and beverage cash revenues generated in 2000 as compared to 1999.

     General and administrative costs and expenses increased approximately $1,354 or 8.4% to $17,484 for the three months ended September 30, 2000 from $16,130 for the three months ended September 30, 1999. This increase is primarily the result of incremental costs incurred related to a Services Agreement the Partnership has with Trump Casinos II, Inc..

     Interest expense increased approximately $663 or 4.9% to $14,267 for the three months ended September 30, 2000 from $13,604 for the three months ended September 30, 1999, primarily due to an increase in the outstanding principal of the PIK Notes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (dollars in thousands) - (continued)



Comparison of Results of Operations for the Nine Month Periods Ended September 30, 1999 and 2000.

     Gaming revenues are the primary source of the Partnership's revenues and primarily consist of table game and slot machine win. The following chart details activity for the major components of gaming revenue:

                                Nine Months Ended September 30,
                                     1999            2000
                                  ----------      ----------
Table Game Revenue..............  $   55,400      $   56,956
Increase from Prior Period......                  $    1,556
Table Game Drop.................  $  362,134      $  339,844
Decrease from Prior Period......                    ($22,290)
Table Game Win Percentage.......       15.3%           16.8%
Increase from Prior Period......                    1.5 pts.
Number of Table Games...........          87              76
Decrease from Prior Period......                         (11)

Slot Revenue....................  $  148,387      $  150,323
Increase from Prior Period......                  $    1,936
Slot Handle.....................  $1,878,950      $1,918,856
Increase from Prior Period......                  $   39,906
Slot Win Percentage.............        7.9%            7.8%
Decrease from Prior Period......                   (.1) pts.
Number of Slot Machines.........       2,145           2,373
Increase from Prior Period......                         228

Other Gaming Revenue............  $    1,663      $    1,250
Decrease from Prior Period......                       ($413)

Total Gaming Revenues...........  $  205,450      $  208,529
Increase from Prior Period......                  $    3,079

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (dollars in thousands) - (continued)


     Table game revenues increased approximately $1,556 or 2.8% to $56,956 for the nine months ended September 30, 2000 from $55,400 for the nine months ended September 30, 1999. This increase is due primarily to a higher table game win percentage than the previous year offset by a reduced table game drop. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 15.6% and 15.4% for the nine months ended September 30, 2000 and 1999, respectively.

     Slot revenues increased approximately $1,936 or 1.3% to $150,323 for the nine months ended September 30, 2000 from $148,387 for the nine months ended September 30, 1999. The Partnership has continued its strategic marketing focus of concentrating on the more profitable slot patron. The Partnership completed its slot room expansion project during the second quarter of 2000, increasing gaming space approximately 6,200 square feet (8.2%) and adding 244 slot machines. This project enhances Trump Marina's ability to attract and retain slot customers in the competitive Atlantic City marketplace. Competition in the Atlantic City gaming market is intense and while no significant expansion is expected in 2000, the Partnership believes that competition will continue to intensify due to expansion by existing operators and as new entrants to the gaming industry become operational.

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

     Non-gaming revenues, in the aggregate, increased approximately $608 or 1.3% to $47,324 for the nine months ended September 30, 2000 from $46,716 for the nine months ended September 30, 1999. This increase is due to improved cash sales from non-gaming operations of approximately $1,210 or 6.6% to $19,451 for the nine months ended September 30, 2000 from $18,241 for the nine months ended September 30, 1999. Also, promotional allowances decreased approximately $602 or 2.1% to $27,873 for the nine months ended September 30, 2000 from $28,475 for the nine months ended September 30, 1999. These results reflect the continued strategy designed to control marketing costs and to increase cash sales from non-gaming operations.

     Room costs increased approximately $227 or 7.9% to $3,116 for the nine months ended September 30, 2000 from $2,889 for the nine months ended September 30, 1999. This increase is due primarily to costs incurred related to a 18.3% increase in cash rooms revenues generated in 2000.

     Food and beverage costs increased approximately $323 or 4.0% to $8,467 for the nine months ended September 30, 2000 from $8,144 for the nine months ended September 30, 1999. This increase is due primarily to costs incurred related to a 4.0% increase in food and beverage cash revenues generated in 2000.

     General and administrative costs and expenses increased approximately $4,034 or 8.7% to $50,656 for the nine months ended September 30, 2000 from $46,622 for the nine months ended September 30, 1999. This increase is primarily the result of incremental costs incurred related to a Services Agreement the Partnership has with Trump Casinos II, Inc., employee benefits and insurance costs.

     Interest expense increased approximately $1,995 or 5.0% to $42,330 for the nine months ended September 30, 2000 from $40,335 for the nine months ended September 30, 1999, primarily due to an increase in the outstanding principal of the PIK Notes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (dollars in thousands) - (continued)


Seasonality

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three and nine month periods ending September 30, 2000 are not necessarily indicative of the operating results for a full year.

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

     Steiner Action. On or about July 30, 1999, William K. Steiner, a stockholder of THCR, filed a derivative action (the "Steiner Action") in the Court of Chancery in Delaware (Civil Action No. 17336NC). The plaintiff in the Steiner Action, through his attorneys, had entered into a stipulation dismissing the case, without prejudice, subject to the approval of the Delaware Chancery Court. No consideration was paid by any defendant in exchange for the plaintiffs' agreement to dismiss the case.

     Castle Acquisition. As discussed more fully in THCR's Report on Form 10-K dated March 30, 2000, in 1996 certain shareholders filed a number of derivative actions in Delaware and New York, purportedly on behalf of THCR, against each of the then-members of the Board of Directors of THCR, THCR, THCR Holdings, the Partnership, TC/GP, Inc., TCHI, Trump Casino, Inc., and Salomon Brothers, Inc., in connection with THCR's 1996 acquisition of the Partnership. Those cases were eventually consolidated in the Southern District of New York.

     On June 26, 1997, plaintiffs served their Third Consolidated Amended Derivative Complaint (the "Third Amended Complaint") in the consolidated cases. THCR and the other defendants in the action moved to dismiss the Third Amended Complaint on August 5, 1997. By decision and order dated September 21, 2000, the Court denied in substantial part defendants' motions to dismiss. The Court also granted plaintiffs' application to amend the Third Amended Complaint. On October 11, 2000, Plaintiffs served their Fourth Consolidated Amended Stockholders' Derivative Complaint. The defendants expect to file answers to the Fourth Consolidated Amended Stockholders' Derivative Complaint later this month, and to begin discovery. The defendants expect to defend vigorously the litigation. The defendants cannot, however, predict the outcome of the case.

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



                                    TRUMP'S CASTLE HOTEL & CASINO, INC.
                                         (Registrant)

Date: November 14, 2000
                                    By: /s/ Francis X. McCarthy
                                        ------------------------
                                     Francis X. McCarthy
                                     Executive Vice President of Finance
                                        and Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRUMP'S CASTLE FUNDING, INC.
                                         (Registrant)

Date: November 14, 2000
                                    By: /s/ Francis X. McCarthy
                                        ------------------------
                                     Francis X. McCarthy
                                     Executive Vice President of Finance
                                        and Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRUMP'S CASTLE ASSOCIATES, L.P.
                                        (Registrant)
                                    By: Trump's Castle Hotel & Casino, Inc.
                                        its general partner
Date: November 14, 2000
                                    By: /s/ Francis X. McCarthy
                                        ------------------------
                                     Francis X. McCarthy
                                     Executive Vice President of Finance
                                        and Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)