Form 10-K405
period 2000-12-31
TRUMPS CASTLE HOTEL & CASINO INC; TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE ASSOCIATES LP
filed 2001-04-02
CIK 1063882, 770618, 911534

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -------------------------

   (Mark One)                       FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the Fiscal Year ended December 31, 2000
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from ____ to ____
                           Commission File No.: 1-9029

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

           Securities registered pursuant to Section 12(b) of the Act:




     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
11-3/4% Mortgage Notes due 2003               American Stock Exchange, Inc
Increasing Rate Subordinated                  American Stock Exchange, Inc.
Pay-In-Kind Notes due 2005

        Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No. [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 30, 2001, there were 200 shares of Trump's Castle Funding, Inc.'s Common Stock, no par value, outstanding.

     As of March 30, 2001, there were 100 shares of Trump's Castle Hotel & Casino, Inc.'s Common Stock, no par value, outstanding. The aggregate market value of the voting stock of Trump's Castle Hotel & Casino, Inc., Trump's Castle Funding, Inc. and Trump's Castle Associates, L.P. held by non-affiliates of the Registrants as of March 30, 2001 was $0.

                    Documents Incorporated by Reference: None

                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
  PART I ................................................................................    1

        ITEM 1.    BUSINESS  ............................................................    1

          General  ......................................................................    1

          Trump Marina  .................................................................    2

          Trademark/Licensing  ..........................................................    5

          Certain Indebtedness of the Partnership .......................................    6

          The Atlantic City Market  .....................................................    7

          Competition  ..................................................................   10

          Gaming and Other Laws and Regulations  ........................................   14

        ITEM 2.    PROPERTIES  ..........................................................   21

        ITEM 3.    LEGAL PROCEEDINGS  ...................................................   22

        ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  .................   24

  PART II.  .............................................................................   25

        ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  ............   25

        ITEM 6.    SELECTED FINANCIAL DATA   ............................................   26

        ITEM 7.    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS   ..............................................   27

        ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  ..........   31

        ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  .........................   31

        ITEM 9.    DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.   31

  PART III    ...........................................................................   32

        ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS   ...................................   32

        ITEM 11.   EXECUTIVE COMPENSATION   .............................................   36

          Employment Agreements, Termination of Employment and Change-in-Control
          Arrangements   ................................................................   37

          Compensation of the Board of Directors  .......................................   39

          Compensation Committee Interlocks and Insider Participation   .................   39

        ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  ......   40

        ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  ......................   41

  PART IV.  .............................................................................   42

        ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K  .....   42

        IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS  .......................   46

        SIGNATURES   ....................................................................   47

        TRUMP'S CASTLE HOTEL & CASINO, INC.  ............................................   48

        TRUMP'S CASTLE FUNDING, INC.  ...................................................   49

        TRUMP'S CASTLE ASSOCIATES, L.P.  ................................................   50

  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE  .......................  F-1

                                     PART I

ITEM 1.  BUSINESS.

General

     Trump's Castle Associates, L.P., a New Jersey limited partnership (the "Partnership"), was formed in May 1985 for the sole purpose of acquiring and operating Trump's Castle Casino Resort ("Trump's Castle"), a casino hotel located in the marina district of Atlantic City, New Jersey (the "Marina District"), approximately two miles from the boardwalk (the "Boardwalk") and one-quarter mile from the Huron Redevelopment Area, a 150-acre parcel of land designated by the Atlantic City Council for future casino development commonly referred to as the "H-Tract." Trump's Castle Funding, Inc., a New Jersey corporation and wholly-owned subsidiary of the Partnership ("Funding"), was formed in May 1985 to raise capital for the Partnership. Trump's Castle Hotel & Casino, Inc., a New Jersey corporation ("TCHI," and together with the Partnership and Funding, the "Registrants"), owns 1.0% and is the general partner of the Partnership. The remaining 99.0% of the Partnership is owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership which also owns 100.0% of TCHI ("THCR Holdings"). THCR Holdings, by virtue of its ownership of TCHI, is the beneficial owner of 100.0% of the common equity interests in the Partnership. During the second quarter of 1997, the Partnership re-named Trump's Castle as "Trump Marina Hotel Casino" ("Trump Marina"), and re-themed the property with a nautical emphasis, targeting younger affluent customers by offering contemporary entertainment attractions and emphasizing Trump Marina's energetic, lively "club-like" atmosphere, while maintaining its appeal to its established customer base. See "-Trump Marina; Business and Marketing Strategy."

       Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR"), is the sole general partner of THCR Holdings. The common stock, par value $.01 per share (the "Common Stock"), of THCR is listed on the New York Stock Exchange under the symbol "DJT." THCR Holdings' partnership agreement, dated as of June 12, 1995, as amended (the "THCR Holdings Partnership Agreement"), requires that all business activities of THCR be conducted through THCR Holdings or a subsidiary partnership or corporation of THCR Holdings. As the sole general partner of THCR Holdings, THCR generally has the exclusive rights, responsibilities and discretion as to the management and control of THCR Holdings. THCR, through THCR Holdings and several wholly-owned subsidiaries of THCR Holdings, owns and operates a total of four casino properties, three of which are casino hotels located in Atlantic City, New Jersey, and the fourth is a riverboat casino docked in Buffington Harbor on Lake Michigan in the state of Indiana. The three properties located in Atlantic City, New Jersey are: (i) the Trump Plaza Hotel and Casino (the "Trump Plaza"), (ii) the Trump Taj Mahal Casino Resort (the "Taj Mahal") and (iii) the Trump Marina (and together with the Trump Plaza and Taj Mahal, the "Trump Atlantic City Properties"). The Trump Plaza and the Taj Mahal are located on the Boardwalk. The Trump Marina is located in the Marina District. The fourth gaming property owned and operated by THCR through THCR Holdings, is an approximately 280-foot luxury yacht docked in Buffington Harbor on Lake Michigan in the state of Indiana which is located approximately 25.0 miles from downtown Chicago, Illinois (the "Indiana Riverboat"). THCR is the exclusive vehicle through which Donald J. Trump ("Mr. Trump" or "Trump") engages in new gaming activities in both emerging and established gaming jurisdictions.

       On October 7, 1996, pursuant to stockholder approval at a special meeting of stockholders held on September 30, 1996, THCR Holdings acquired all of the outstanding common equity interests in the Partnership (the "Castle Acquisition"). Prior to the Castle Acquisition, the partners of the Partnership had been (i) Mr. Trump (61.5%), (ii) Trump Casinos II, Inc., a Delaware corporation formerly known as TC/GP, Inc. (37.5%), of which Mr. Trump has been the sole stockholder since its inception in November 1991 ("TCI-II"), and (iii) TCHI (1.0%). Mr. Trump, by virtue of his ownership of TCI-II and TCHI, beneficially owned 100.0% of the common equity interests in the Partnership, subject to the right of holders of certain warrants to acquire 50.0% of the Common Stock of TCHI and an indirect beneficial interest of 0.5% of the common equity interests in the Partnership.

     The Castle Acquisition further strengthened the position of THCR as an industry leader. The Castle Acquisition has provided THCR with a significant presence in the Marina District, the principal focus of expansion in the Atlantic City gaming market. In addition, the Castle Acquisition has provided further opportunities for operational efficiencies and economies of scale, and eliminated the perceived conflict of interest caused by the differing ownership of Trump Marina by Mr. Trump compared to the ownership of Taj Mahal and Trump Plaza by THCR. Management believes that THCR's ownership of Trump Marina enables THCR to retain patrons that are drawn from the Boardwalk to the Marina District. Management also believes that the Castle Acquisition enables THCR to benefit from (i) what management believes to be the excellent condition of Trump Marina's current facilities, which have been designed to accommodate additional development with minimal disruption to its existing operations, and (ii) the proximity of Trump Marina to the H-Tract, Atlantic City's focal point for new casino hotel construction. See "-Competition."

     Trump Casino Services, L.L.C., a New Jersey limited liability company ("TCS"), was formed in June 1996 for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and services to, each of (i) Trump Plaza Associates, a New Jersey general partnership and owner and operator of Trump Plaza ("Plaza Associates"), and (ii) Trump Taj Mahal Associates, a New Jersey general partnership and owner and operator of the Taj Mahal ("Taj Associates"). In July 1996, TCS, Plaza Associates and Taj Associates entered into a services agreement pursuant to which TCS provided managerial, financial and other services related to running a casino hotel to Plaza Associates, for Trump Plaza, and Taj Associates, for the Taj Mahal (the "Casino Services Agreement"). In October 1996, the parties amended and restated the Casino Services Agreement to include the Partnership, for Trump Marina. In 1998, TCS, Plaza Associates, Taj Associates and the Partnership amended and restated the Casino Services Agreement to include Trump Indiana Inc., a Delaware corporation and wholly-owned subsidiary of THCR Holdings ("Trump Indiana"), for the Indiana Riverboat.

     Effective December 31, 2000, TCS was merged into Taj Associates, and the obligations and administrative duties and responsibilities of TCS, including the Casino Services Agreement, were assumed by Trump Administration, a division of Taj Associates ("Trump Administration"). Management believes that Trump Administration's services will continue to result in substantial cost savings and operational synergies for the Trump Atlantic City Properties.

       Since Funding and TCHI have no business operations, their ability to service their indebtedness is completely dependent upon funds they receive from the Partnership. Accordingly, the discussion in this Form 10-K relates primarily to the Partnership and its operations. The Partnership operates in only one industry segment. See "Financial Statements and Supplementary Data." Unless otherwise indicated, references to "management" or "Management" include the officers and managers of the Registrants as well as the officers and managers of Trump Marina.

Trump Marina

       General. The Partnership owns and operates Trump Marina, a casino hotel situated on 14.7 acres in the Marina District approximately two miles from the Boardwalk and one-quarter mile from the H-Tract. By providing and maintaining a first-class facility and exceptional service, Trump Marina has earned the International Star Diamond Award from the American Academy of Hospitality Sciences. Trump Marina continuously strives to provide a broadly-diversified gaming and entertainment experience consistent with the "Trump" name and reputation for high-quality amenities and first-class service.

       Facilities and Amenities

       Trump Marina consists of a 27-story hotel tower with 728 rooms, including 153 suites, 97 of which are "Crystal Tower" luxury suites, and contains approximately 82,100 square feet of gaming space. Trump Marina offers approximately 2,500 slot machines, 76 table games, a simulcast racetrack facility, and has 58,000 square feet of convention, ballroom and meeting space, a 540-seat cabaret theater ("The Shell"), two clubs for the exclusive use of select patrons, three retail outlets, seven restaurants, two cocktail lounges and a pool snack bar. Trump Marina also offers an outdoor basketball court, jogging track, swimming pool, four tennis courts and an indoor fitness center and salon. In addition, Trump Marina features a roof-top helipad, operates a 645-slip marina adjacent to the casino hotel, has eleven bus bays and a nine-story parking garage that can accommodate approximately 3,000 cars. An elevated enclosed walkway connects Trump Marina to a two-story building which contains offices, a nautically themed retail store, a cocktail lounge and a 240-seat gourmet restaurant overlooking the marina and the Atlantic City skyline. As a result of its high-quality amenities, its exceptional customer service and its geographical location, Trump Marina distinguishes itself as a desirable alternative to the Atlantic City casinos located on the Boardwalk.

       Business and Marketing Strategy

       "Wild Side." In 1997, Trump Marina completed a project to re-theme the casino hotel with a nautical emphasis, targeting younger affluent customers by offering contemporary entertainment attractions and emphasizing Trump Marina's energetic, lively "club-like" atmosphere, while maintaining its appeal to its established customer base. In keeping with this initiative, management developed and implemented Trump Marina's "Wild Side" marketing and advertising campaigns containing a vivacious, youthful appeal geared towards a younger, affluent demographic. Trump Marina offers varied and contemporary entertainment in "The Grand Cayman Ballroom" (consisting of 82,100 square-feet of convention space), "The Shell" (a 540-seat cabaret theater used to feature acts by bands and musical artists popular with a younger crowd), "The Wave" (a dance club), "The Deck" (for outdoor summertime entertainment) and large outdoor performances billed as "Rock the Dock" concerts. Also, a "Hooters" restaurant, a burger-and-beer style franchise popular among Trump Marina's targeted younger demographic, opened in February 2001 on the fourth floor of the Trump Marina, overlooking Trump Marina's general greeting area and bar located on the third floor and which is easily accessible by either elevator or escalator adjacent to the restaurant entrance.

       Gaming Environment. To stay abreast of current gaming trends in Atlantic City, Trump Marina's management systematically monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. A computerized slot tracking and marketing system is employed to perform this analysis. This monitoring has confirmed a recent trend in the Atlantic City market towards fewer table games and more slot machines. For example, slot machine revenue for the Atlantic City market increased from 58.4% of the industry table games and slot revenue in 1990 to 72.5% in 2000. Trump Marina experienced a similar increase, with slot revenue increasing from 57.9% of table games and slot revenue in 1990 to 73.1% in 2000. In response to this trend, management has devoted more of its casino floor space to slot machines, and has replaced substantially all of its slot machines with newer machines. Also, management has increased the number of slot machines with stools to provide patrons a place to sit while gaming, which has proven to be effective in increasing patrons' comfort and gaming entertainment experience.

       "Comping" Strategy. In order to compete effectively with other Atlantic City casino hotels, Trump Marina offers complimentaries to select patrons. Management strives to monitor and update Trump Marina's policy so as to provide complimentaries primarily to patrons who have a demonstrated propensity to wager at Trump Marina by systematically reviewing patrons' prior gaming history at Trump Marina. Each patron's gaming history is carefully analyzed to determine whether such patron's gaming activity at Trump Marina, less the value of any comps, is potentially profitable to the property.

       Entertainment and Special Events. Trump Marina pursues a coordinated program of headline entertainment and special events geared towards a younger crowd. Trump Marina offers headline entertainment approximately 20 times a year in its main ballroom called "The Grand Cayman Ballroom," complemented by contemporary acts each weekend in its 540-seat cabaret theater called "The Shell." As a part of its marketing plan, Trump Marina offers special events aimed at its core, middle and upper-middle market segments. Trump Marina also hosts special events on an invitation-only basis in an effort to attract targeted gaming patrons and build loyalty among these patrons. These special events have included theme parties and gaming tournaments. Headline entertainment has also been featured to complement these special events. In addition, as part of its "Wild Side" marketing campaign, Trump Marina has featured outdoor bands by the marina nightly (in season), as well as outdoor concerts promoted under the "Rock the Dock" theme. Recent performances have included Stone Temple Pilots, Foreigner, Alice Cooper, Brian Setzer, The Wallflowers and Sammy Hagar.

       Player Development. The Partnership has contracts with sales representatives located in various states to promote the casino hotel. Trump Marina has historically sought to attract more middle market slot patrons, as well as premium players through its "junket" marketing operations, which involve attracting groups of patrons by providing airfare, gifts, and room accommodations. Player development personnel at Trump Marina coordinate special events, offer incentives and directly contact patrons in an effort to attract high-limit table game and slot patrons. Trump Marina's casino hosts also assist patrons on the casino floor, arrange room and dinner reservations and provide general assistance. To increase Trump Marina's marketing base, player development personnel also encourage patrons to enroll in Trump Marina's frequent player card program to receive their own individual Trump Marina Wild Card (the "Marina Wild Card"). The Marina Wild Card program is discussed in the next paragraph.

     Promotional Activities. The Marina Wild Card constitutes a key element in the direct marketing program of Trump Marina. Patrons are encouraged to register for, and utilize, their personalized Marina Wild Cards to earn various complimentaries based upon their level of play. Before the commencement of play, the cardholder inserts his or her Marina Wild Card into a card reader attached to the slot machine or, in the case of a table game, gives his or her Marina Wild Card to the floor person. Cardholders can switch machines or tables as often as they like without losing any credit. Computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced. Sales and management personnel are then able to identify and monitor the location of the cardholder and the frequency and denomination of such cardholder's play. They can also use this information to provide attentive service to the cardholder while the patron is on the casino floor. Also, the Marina Wild Card may also enable cardholders to receive a 20.0% discount, minimum purchase required, in certain retail stores located in Trump Marina.

       Trump Marina also designs promotional offers, through the deployment of direct mailing and telemarketing strategies, to attract and retain gaming patrons who are reasonably expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Marina Wild Card and on table game wagering by the casino game supervisors. Historically, promotional activities have included selective mailings of vouchers for complimentary slot machine play and hosting birthday parties, sweepstakes and special competitions. Management systematically reviews its promotional programs to attract and retain Trump Marina patrons.

       Credit Policy. Historically, Trump Marina has extended credit on a discretionary basis to certain qualified patrons. Table games credit play, as a percentage of total dollars wagered, was approximately 30.1%, 32.6% and 30.0% for the fiscal years ended December 31, 1998, 1999 and 2000, respectively. Trump Marina establishes credit limits based upon the particular patron's creditworthiness, as determined by an examination of the following criteria: (i) checking the patron's personal checking account balances, (ii) performing a credit check on each domestic patron and (iii) checking the patron's credit limits and indebtedness at all casinos in the United States, as well as many island casinos. The determination of a patron's creditworthiness is performed for continuing patrons on a yearly basis or more frequently if the Partnership deems a re-determination of creditworthiness is warranted. In addition, depositing of markers is regulated by the state of New Jersey. Markers in increments of amounts up to and including $1,000 are deposited in a maximum of seven days; markers in increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of $5,001 and over are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at Trump Marina's discretion.

       Bus Program. Trump Marina has a bus program which transports approximately 550 gaming patrons per day during the weekdays and approximately 650 per day on the weekends. The Partnership's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Based on historical surveys, management has determined that gaming patrons who arrive by special charters, as opposed to patrons traveling by scheduled bus lines or who travel distances greater than 60.0 miles, are more likely to create higher gaming revenue. Accordingly, Trump Marina's marketing efforts are focused on attracting such bus patrons.

       Employees and Labor Relations

       As of December 31, 2000, the Partnership had approximately 3,300 full and part-time employees, 1,200 of whom were subject to collective bargaining agreements. The Partnership's collective bargaining agreement with Local No. 54 expires on September 15, 2004. Such agreement extends to approximately 900 employees. In addition, four other collective bargaining agreements cover approximately 300 maintenance employees. The Partnership believes that its relationships with its employees are satisfactory. Funding and TCHI have no employees.

       Certain employees of the Partnership must be licensed by or registered with the New Jersey Casino Control Commission (the "CCC") under the New Jersey Casino Control Act (the "Casino Control Act"), depending on the nature of the position held. Casino employees are subject to more stringent licensing requirements than non-casino employees, and must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and New Jersey residency. Such regulations have resulted in significant competition for employees who meet these requirements.

Trademark/Licensing

       Subject to certain restrictions, THCR has the exclusive world-wide right to use the "Trump" name and Mr. Trump's likeness in connection with gaming and related activities pursuant to a trademark license agreement, dated June 12, 1995, and the amendments thereto (the "Trump License Agreement"), between Mr. Trump, as licensor, and THCR, as licensee. Pursuant to the Trump License Agreement, THCR is permitted to use the names "Trump," "Donald Trump," "Donald
J. Trump" and variations thereof (collectively referred to as the "Trump Names"), and related intellectual property rights (together with the Trump Names, the "Marks") in connection with casino and gaming activities and related services and products. The Trump License Agreement, however, does not restrict or restrain Mr. Trump's right to use or further license the Trump Names in connection with services and products other than casino services and related products.

       The term of the Trump License Agreement is until the later of: (i) June 2015, (ii) such time as Mr. Trump and his affiliates no longer own at least a 15.0% voting interest in THCR or (iii) such time as Mr. Trump ceases to be employed or retained by THCR pursuant to an employment, management, consulting or similar services agreement. Upon expiration of the Trump License Agreement, Mr. Trump is required to grant to THCR a non-exclusive license to use the Marks for a reasonable period of transition on terms to be mutually agreed upon between Mr. Trump and THCR. Mr. Trump's obligations to THCR under the Trump License Agreement are secured by a security agreement, pursuant to which Mr. Trump has granted to THCR a first priority, security interest in the Marks for use in connection with casino services, as well as related hotel, bar and restaurant services.

Certain Indebtedness of the Partnership

       Senior Notes and Working Capital Loan. In April 1998, Funding refinanced a portion of its outstanding debt, on a consolidated basis, consisting of (i) a term loan from a bank for an outstanding principal amount of $38.0 million (the "Term Loan"), and (ii) its 11-1/2% Senior Secured Notes due 2000 (the "Old Senior Notes") by issuing 10-1/4% Senior Secured Notes due April 30, 2003 (the "Senior Notes"). The proceeds from the issuance of the Senior Notes were used to redeem all of the issued and outstanding Old Senior Notes at 100.0% of their outstanding principal balance plus accrued and unpaid interest and to repay the Term Loan in full. In conjunction with this refinancing, TCHI obtained a working capital credit facility (the "Working Capital Loan"). The Senior Notes have an outstanding principal amount of $62.0 million, bear interest at the rate of 10-1/4% per annum, payable semi-annually each April and October, and mature on April 30, 2003. The Working Capital Loan has an outstanding principal amount of $5.0 million, bears interest at the rate of 10-1/4% per annum, payable semi-annually each April and October, and matures on April 30, 2003. Both the Senior Notes and the Working Capital Loan are guaranteed by the Partnership. During the fiscal years ended December 31, 1998, 1999, and 2000, aggregate payments of $3.4 million, $6.4 million, and $6.4 million, respectively, were paid by the Partnership to the holders of the Senior Notes. During the fiscal year ended December 31, 1998, 1999, and 2000, aggregate payments of $0.3 million, $0.5 million, and $0.5 million, respectively, were paid by the Partnership in satisfaction of the Working Capital Loan. As of December 31, 2000, there was an aggregate principal amount of $62.0 million outstanding under the Senior Notes and $5.0 million outstanding under the Working Capital Loan.

     Mortgage Notes and PIK Notes. In November 1993, the Partnership refinanced Funding's then outstanding 9-1/2% Mortgage Bonds due 1998 ("Castle Bonds") by exchanging all of the then outstanding Castle Bonds for Funding's (i) 11-3/4% Mortgage Notes due November 15, 2003 in an aggregate principal amount of approximately $242.1 million (the "Mortgage Notes") and (ii) 13-7/8% Subordinated Pay-in-Kind Notes due November 15, 2005 in an aggregate principal amount of approximately $60.0 million (the "PIK Notes"). The Mortgage Notes may be redeemed at Funding's option at any time after December 15, 1998, in whole or in part, at the redemption prices set forth in the indenture agreements under which they were issued, together with accrued and unpaid interests as of the redemption date. No Mortgage Notes were redeemed in 2000.

       The Mortgage Notes are secured by a promissory note of the Partnership to Funding (the "Partnership Note") in an amount and with payment terms necessary to service the Mortgage Notes. The Partnership Note is secured by a mortgage on Trump Marina and substantially all of the other assets of the Partnership. The Partnership Note has been assigned by Funding to the trustee of the indenture under which the Mortgage Notes were issued to secure the repayment of the Mortgage Notes. In addition, the Partnership has guaranteed the payment of the Mortgage Notes (the

"Guaranty"), which is secured by a mortgage on Trump Marina and substantially all of the assets of the Partnership. The Partnership Note and the Guaranty are expressly subordinated to the indebtedness of the Senior Notes and the Working Capital Loan (collectively, the "Senior Indebtedness") and the liens of the mortgages securing the Partnership Note and the Guaranty are subordinate to the liens securing the Senior Indebtedness. During each of the fiscal years ended December 31, 1998, 1999 and 2000, aggregate payments of $28.5 million were paid to the holders of the Mortgage Notes.

       The PIK Notes bear interest payable, at Funding's option, in whole or in part in cash and through the issuance of additional PIK Notes, semi-annually at the annual rate of 13-7/8% through November 15, 2003. After November 15, 2003, interest on the PIK Notes is payable only in cash at the annual rate of 13-7/8%. The PIK Notes mature on November 15, 2005. The PIK Notes may be redeemed at Funding's option at 100.0% of the principal amount under certain conditions, as described in the indenture governing the PIK Notes, and are required to be redeemed from a specified percentage of any equity offering which includes the Partnership. Interest has been accrued using the effective interest method. On May 15, 2000 and November 15, 2000, the semi-annual interest payments of $7.3 million and $7.8 million, respectively, were satisfied by the issuance of additional PIK Notes in such principal amounts. In May 1996, THCR Holdings acquired approximately 90.0% of the PIK Notes by exercising an option granted to the Partnership by Hamilton Partners, L.P. and assigned to THCR Holdings for an aggregate exercising price of $38.7 million.

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

       The terms of the Mortgage Notes, the Senior Notes, and the Working Capital Loan include limitations on the amount of additional indebtedness the Partnership may incur, distributions of the Partnership's capital, investments and other business activities.

The Atlantic City Market

     Atlantic City is located along the New York-Philadelphia-Baltimore-Washington, D.C. corridor, with nearly 30 million people living within a three-hour driving distance of Atlantic City. Average household income within the 50-mile radius of Atlantic City is 10.0% above the national average, and 23.0% to 32.0% in the outer 200-mile radius. Management believes that the foregoing statistics, coupled with the many community improvements either recently completed or currently underway in Atlantic City, bode well for Atlantic City's potential as a destination town since gambling was legalized in Atlantic City by voter referendum in 1976. Construction projects recently completed or currently in progress in Atlantic City include the following:
(i) the $268.0 million new Atlantic City Convention Center, the second largest convention center in the Northeast, completed in May 1997, (ii) the $84.0 million Grand Boulevard project completely revamping the entrance to the city from the Atlantic City Expressway which was completed in 1998, (iii) the $330.0 million Atlantic City tunnel project currently underway and which is expected to be completed in the summer of 2001, and will, when completed, connect the Atlantic City Expressway to the Marina District and H-Tract (the "Tunnel Project"), (iv) $200.0 million in new, publicly subsidized housing replacing dilapidated housing, (v) a

$14.5 million minor league baseball stadium home to the Atlantic City Surf, an Atlantic League team which was completed in June 1999, and (vi) the $90.0 million refurbishment of the Boardwalk Convention Center Hall into a 12,000 to 15,000-seat special events venue, which is expected to be completed in the summer of 2001, with the potential to attract major entertainers and strong regional boxing matches.

     The Atlantic City market has demonstrated continued, though modest, growth despite the recent proliferation of new gaming venues across the country. The 12 casino hotels located in Atlantic City generated approximately $4.31 billion in gaming revenues in 2000, an increase of approximately 3.2% over 1999 gaming revenues of approximately $4.18 billion. From 1996 to 2000, total gaming revenues in Atlantic City have increased approximately 12.7%, while hotel rooms increased by 21.9% during the same period. Although total visitor volume to Atlantic City remained relatively constant in 2000, the volume of bus customers decreased to 9.1 million in 2000 from 9.5 million in 1999, also representing a decline from 10.2 million in 1996. The volume of customers traveling by other means to Atlantic City has grown from 23.5 million in 1996 to 24.3 million in 2000.

       During the last five years, however, overall casino revenue growth in Atlantic City has lagged behind that of other traditional gaming markets, principally Las Vegas, Nevada. Management believes that this relatively slower growth is primarily attributable to three key factors, Atlantic City's (i) shortage of hotel rooms, (ii) more stringent regulatory environment, and (iii) infrastructure problems. First, there are currently only 12 casinos in Atlantic City, as compared to 27 casinos located on the Las Vegas Strip. Until 1996, there had been no significant additions to hotel capacity in Atlantic City, and the last totally new property constructed in Atlantic City was the Taj Mahal in 1990, whereas Las Vegas has experienced a boom in recent hotel constructions, including the Venetian, Paris and Mandalay Bay in 1999 and the Aladdin in August 2000, and the addition of rooms to existing hotels. Both markets have exhibited a strong correlation between hotel room inventory and total casino revenues. Second, the regulatory environment and infrastructure problems in Atlantic City have made it more difficult and costly to operate a casino in Atlantic City as compared to Las Vegas. Overall regulatory costs and tax levies in New Jersey have exceeded those in Nevada since gambling was legalized in Atlantic City in 1976, and there is generally a higher level of regulatory oversight in New Jersey than in Nevada. Third, management believes that the infrastructure problems of Atlantic City, manifested by impaired accessibility to the casinos, downtown Atlantic City congestion and the structural decay of the areas immediately surrounding the casinos, have impacted the public's perception of Atlantic City as a desirable recreational location. Management believes, however, that the development projects recently completed or currently underway in Atlantic City, particularly the construction of the new $268.0 million Atlantic City Convention Center completed in May 1997 and the current Tunnel Project, when completed, will enhance Atlantic City's public perception as a favorable convention and destination location, although no assurances can be given. Moreover, no assurances can be given that the Tunnel Project, when completed, will alleviate the traffic congestion as originally proposed. See "-Gaming and Other Laws and Regulations."

       Total Atlantic City slot revenues increased 4.5% in 2000 from 1999, continuing a trend of increases over the past eight years. From 1996 through 2000, slot revenue growth in Atlantic City has averaged 3.7% per year. Total table game revenue increased by 0.5% in 2000 from 1999, while table game revenue from 1996 to 2000 has increased on average approximately 0.8% per year. Management believes the slow growth in table game revenue is primarily attributable to two factors. First, the slot product has been significantly improved over the last eight years. Bill and coupon acceptors, new slot machines, video poker, themed slot machines and other improvements, have been effective in increasing the popularity in slot play to guests who tend to gamble more for entertainment value, as compared to guests who are more interested in playing table games. During the past couple of years, casino operators in Atlantic City have opted to increase their number of slot machines in favor of table games due to increased popularity of slot play to the Atlantic City patron and to slot machines' comparatively higher profitability margin resulting from lower labor and support costs. Since 1996, the number of slot machines in Atlantic City has increased by 10.7%, while the number of table games has decreased by 5.9%. Slot revenues increased from 68.6% of total casino revenues in 1996 to 71.6% in 2000. The second reason for the historical slow growth in table game revenue is that table game players tend to typically be higher-end players who are more likely to be interested in overnight stays and other amenities. During the peak spring and summer seasons and weekends, room availability in Atlantic City has typically proven to be inadequate in meeting demand, indirectly making it difficult for casino operators and hosts to aggressively promote table play to potential higher-end table game customers.

     Atlantic City's new $268.0 million Convention Center, completed in May 1997, with approximately 500,000 square feet of exhibition and pre-function space, 45 meeting rooms, food-service facilities and an underground parking garage accommodating up to 1,600 cars, is located at the base of the Atlantic City Expressway, and is currently the second largest convention center in the Northeast. Atlantic City's original convention center is located on the Boardwalk, physically connected to the Trump Plaza, and is owned by the New Jersey Sports and Exposition Authority (the "NJSEA"). Its East Hall, which was completed in 1929 and is listed on the National Register of Historic Places, is currently undergoing, with funding approved by the CRDA in February 1999, a $90.0 million renovation to be completed by the summer of 2001. These improvements, while preserving the historic features of this landmark, will convert the East Hall into a modern special events venue and will include new seating for 10,000 to 14,000 people in its main auditorium, new lighting, sound and television-ready wiring systems. Management believes that the East Hall, when completed, will have the potential to attract major entertainers and showcase popular boxing events, although no assurances can be given.

       In the fall of 1998, the South Jersey Transportation Authority (the "SJTA") commenced the Tunnel Project consisting of the construction of an approximate 2.2 mile roadway and tunnel system in Atlantic City which, when completed, will connect the Atlantic City Expressway to (i) the Marina District, where the Trump Marina is located, (ii) the H-Tract, which has been Atlantic City's focal point for new casino construction, and (iii) the nearby residential city of Brigantine. The Tunnel Project is scheduled to be completed in the summer of 2001. The projected cost of the Tunnel Project is currently estimated to be $330.0 million.

       In addition to the planned casino expansions, major infrastructure improvements have been completed in the past several years. In 1998, an $88.0 million "Grand Boulevard" corridor linking the new Atlantic City Convention Center with the Boardwalk was completed. Also in 1998, the CRDA undertook a $20.8 million beautification project for the five-block Virginia and Maryland Avenue corridor which connects the 30-acre Boardwalk site of the Taj Mahal to Absecon Boulevard (Route 30), one of Atlantic City's principal access roadways. This comprehensive project included the repair, resurfacing and resignalizing of these roads and the installation of new roadside lighting, the acquisition and demolition of deteriorated structures on Virginia Avenue and, to a lesser extent, Maryland Avenue, and the installation and maintenance of roadside landscaping on those sites, the construction of a 26-unit subdivision of two-story, single unit and duplex residences which will front on opposing sides of Virginia Avenue, and the improvement of the exterior facades of selected Virginia Avenue and other structures, with consents of the owners, to achieve a harmony and continuity of design among closely proximate properties. Construction of the roadway and housing elements of this project was completed in the summer of 2000. See "-Competition."

Competition

       Atlantic City. Competition in the Atlantic City Market remains intense. Trump Marina competes with Trump Plaza and the Taj Mahal as well as other casino hotels located in Atlantic City. At the present time, there are 12 casino hotels located in Atlantic City, including Trump Marina, all of which compete for patrons. Substantial new expansion and development activity has recently been completed or has been announced in Atlantic City, including the expansion at Harrah's, Hilton, Caesar's, Sands, Tropicana and Bally's Wild West Casino, which intensifies competitive pressures in the Atlantic City market. In addition, in September 2000, Boyd Gaming and MGM Grand, Inc. ("MGM") commenced their joint development of a 25-acre site located in the Marina District for the construction of a Tuscan-style casino resort to be named the "Borgata." The Borgata plans to feature a 40-story tower with 2,010 rooms and suites, as well as a 143,500 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed by mid-2003 and is estimated to cost approximately $1.0 billion. In addition, management also believes that there are several other sites on the Boardwalk and in the Marina District on which casino hotels could be built in the future, and various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time. While management believes that the addition of hotel capacity would be generally beneficial to the Atlantic City market overall, especially in peak spring and summer months when there has historically been an inadequate supply of available hotel rooms, there can be no assurances that the proposed and future expansions would not have a material adverse effect on the business and operations of Trump Marina. There also can be no assurance that the Atlantic City development projects which are planned or are underway will be completed.

       In 1999, Park Place Entertainment, Inc. ("Park Place") completed the acquisition of Caesar's Casino Hotels from Starwoods Hotel & Resorts Worldwide, Inc. This acquisition included the Caesar's Atlantic City property, which is adjacent to Bally's Park Place and Wild West Casino Hotel ("Bally's") owned by Park Place. In 2000, Park Place connected the Caesar's and Bally's properties with a $24.0 million connector, which included additional completed gaming space.

       In March 2000, MGM consummated its acquisition of Mirage Resorts, Inc. to become MGM Mirage Inc. ("MGM Mirage"). MGM Mirage owns and/or operates 18 casino properties on three continents, and together with Boyd, commenced the development of the 25-acre site located in the Marina District for the construction of the Borgata in September 2000. The Borgata is intended to be completed by mid-2003. MGM Mirage also owns the 55-acre lot adjacent to the site committed to the Borgata, and in the first quarter of 2001, announced its intention to build an additional casino hotel on such site. At this time, it is not possible to determine the impact that this acquisition and announcement will have on any planned development in the H-Tract or on the Boardwalk.

       During the first quarter of 2001, Aztar Corp. announced its plan to build a $225.0 million expansion of its Atlantic City Tropicana, including an additional 502 hotel rooms and a 200,000 square-foot retail, dining and entertainment complex. Park Place announced its intention to acquire the Claridge Casino Hotel. Harrah's Entertainment Inc. commenced building a $110.0 million hotel tower at Harrah's Atlantic City. Sands Casino Hotel announced its plan to convert a recently acquired structure into additional 132 to 135 suites. Management does not know if or when any of these projects will be completed and cannot ascertain the effect they might have, if or when they are completed, on the business and operations of Trump Marina.

       Total Atlantic City gaming revenues have increased over the past five years, although at varying rates. During 1996, six casinos experienced increased gaming revenues compared to 1995, while six casinos experienced decreased revenues. In 1997, eight casinos experienced increased gaming revenues compared to 1996, while four casinos experienced decreased revenues. In 1998, seven casinos experienced increased gaming revenues compared to 1997, while five casinos experienced decreased revenues. In 1999, 10 casinos experienced increased gaming revenues compared to 1998, while two casinos experienced decreased revenues. In 2000, eight casinos experienced increased gaming revenues, while four casinos experienced decreased revenues.

       During 1996, a total of approximately 65,870 square feet of casino floor space was added, an increase of 47.2%, including Trump World's Fair's 49,211 square feet. Slot machines increased by approximately 1,911 units during 1996 and table games increased by approximately 44 units during 1996, of which Trump World's Fair accounted for 1,518 units and 16 units, respectively. During 1997, a total of approximately 51,870 square feet of casino floor space was added. Slot machines increased by approximately 2,153 units, and table games increased by approximately 82 units during 1997. During 1998, a total of approximately 38,350 square feet of casino floor space was added. Slot machines increased by approximately 822 units and table games decreased by approximately 71 units during 1998. During 1999, casino floor space decreased by approximately 41,071 square feet, of which approximately 49,211 was due to the closing of Trump World's Fair in October 1999. Slot machines decreased by approximately 1,191 units, 1,636 of which were attributable to the closing of Trump World's Fair in October 1999, and table games decreased by approximately 47 units during 1999. During 2000, a total of approximately 27,430 square feet of casino floor space was added, the number of slot machines increased by approximately 1,590 units and table games decreased by 15 units.

     Trump Marina also competes, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a minimal extent, Trump Marina faces competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, Nevada, South Dakota, Ontario (Windsor and Niagara Falls), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. For example, at the end of 2000, there were a total of approximately 5,151 slot machines installed and operational in Delaware. West Virginia also permits slot machines at racetracks, and track owners in several other states, including Maryland and Pennsylvania, are seeking to do the same. In December 1996, the Casino Niagara opened in Niagara Falls, Ontario. In February 1998, the Ontario Casino Commission designated a consortium whose principal investor is Hyatt Hotels Corporation as the preferred developer of the permanent Casino Niagara. Moreover, Trump Marina may also face competition from various forms of internet gambling.

       In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, Trump Marina competes directly with Trump Plaza and the Taj Mahal for gaming patrons.

       Native American Casinos. In addition, Trump Marina also faces competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act (the

"IGRA"), which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under the IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including Trump Marina. In March 1996, the United States Supreme Court struck down a provision of the IGRA which had allowed Native American tribes to sue states in federal court for failing to negotiate gaming compacts in good faith. Management cannot predict the impact of this decision on the ability of Native American tribes to negotiate compacts with states.

       In February 1992, the Mashantucket Pequot Nation opened Foxwoods Resorts Casino ("Foxwoods"), a casino hotel facility in Ledyard, Connecticut (located in the far eastern portion of such state), an approximately three-hour drive from New York City and an approximately two and one-half hour drive from Boston, Massachusetts, which currently offers 24-hour gaming and contains approximately 5,900 slot machines, 350 tables and over 1,400 rooms and suites, 24 restaurants, 17 retail stores, entertainment and a year-round golf course. Also, a high-speed ferry operates seasonally between New York City and Foxwoods. The Mashantucket Pequot Nation has also announced plans for a high-speed train linking Foxwoods to the interstate highway and an airport outside Providence, Rhode Island.

       In October 1996, the Mohegan Nation opened the Mohegan Sun Resort in Uncasville, Connecticut, located 10 miles from Foxwoods. Developed by Sun International Hotels, Ltd., the Mohegan Sun Resort has approximately 3,000 slot machines and 192 tables, off-track horse betting, bingo, 20 food and beverage outlets, and retail stores. The Mohegan Sun is in the midst of a $960.0 million,
4.0 million square-foot expansion entailing the construction of a 115,000 square-foot casino, a 10,000-seat arena, a 34-story tower with 1,200 rooms, nine new restaurants and two parking garages accommodating up to 5,000 cars. The project is expected to be completed in the spring of 2002. The foregoing expansion of the Mohegan Sun could have a material adverse impact on the revenue growth of Trump Marina.

        The Eastern Pequot Tribe, along with the Paucatuck Eastern Pequot Tribe, are seeking federal recognition as Tribal Nations. Both tribes received findings of preliminary recognition in 2000. There can be no assurance that any continued expansion of gaming operations of the Mashantucket Pequot Nation, the gaming operations of the Mohegan Nation or the commencement of gaming operations by the Eastern Pequots or Paucatuck Eastern Pequots would not have a materially adverse impact on the operations of Trump Marina. A subsidiary of THCR has agreed to support the efforts of the Paucatuck Eastern Pequot Tribal Nation for federal recognition as a tribal nation. In consideration of this agreement, the Paucatuck Eastern Pequot Tribal Nation has agreed to negotiate exclusively with THCR during the term of the agreement for the development and management of a Native American casino to be located on Paucatuck Eastern Pequot Tribal Nation land.

        A group in Cumberland County, New Jersey, calling itself the "Nanticoke Lenni Lenape" tribe, has filed a notice of intent with the Bureau of Indian Affairs seeking formal federal recognition as a Native American tribe. In March 1998, the Oklahoma-based Lenape/Delaware Indian Nation, which originated in New Jersey and already has federal recognition, filed a lawsuit against the city of Wildwood, New Jersey, claiming that the city is built on ancestral land. The city of Wildwood, which supported the plan to build a casino, had entered into settlement negotiations, offering to deed municipal land to the tribe. The plan, which was opposed by the state of New Jersey, required state and federal approval. In early 1999, however, the Delaware Indian Nation's lawsuit was dismissed.

     In July 1993, the Oneida Nation opened "Turning Stone,"a casino featuring 24-hour table gaming and electronic gaming machines, near Syracuse, New York. In October 1997, the Oneida Nation opened a hotel which included expanded gaming facilities, and constructed a golf course and convention center. Construction of a new 24,000 square-foot clubhouse for the Oneida Nation's golf course is expected to commence in the summer of 2001 and to be completed in 2002. There are also preliminary plans for a casino expansion consisting of 300 additional hotel rooms and a water park.

       In April 1999, the St. Regis Mohawk Nation opened the Akwesasne Casino, featuring electronic gaming machines, in the northern portion of the state, close to the Canadian border. In April 1999, the St. Regis Mohawks also announced their intentions of opening a casino with Catskill Development Company at the Monticello Race Track in the Catskill Mountains region of New York, which was approved by the Assistant Secretary - Indian Affairs (Interior) but is also, subject to the approval of the Governor of New York pursuant to IGRA. In April 2000, the St. Regis Mohawks terminated their contract with Catskill Development Company and announced that Park Place would build and manage a tribal casino in the Catskill Mountains. In May 2000, Park Place agreed to purchase Kutshers Resort for the new St. Regis Mohawks' casino site. There is ongoing litigation between Park Place and the Catskill Development Company.

     The Seneca Nation plans to negotiate with New York State to open a casino in Western New York. Approval of the proposed casino would be contingent upon the purchase of additional property that is declared reservation property by the federal government. However, a recent ruling by the federal Interior Department may allow the Seneca Nation to transform its bingo halls into casino-type operations without having to negotiate with New York State. The Narragansett Nation of Rhode Island, which has federal recognition, is seeking to open a casino in the state of Rhode Island.

       The Aquinnah Wampanoag Tribe is seeking to open a casino in the state of Massachusetts. Other Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City. If successful, there can be no assurance that additional casinos built in or near this portion of the United States would not have a material adverse effect on the business and operations of Trump Marina.

       State Legislation. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering the state of New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including New York State and the Commonwealth of Pennsylvania. Several states are considering or have approved large scale land-based casinos. The business and operations of Trump Marina could be materially adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Northeast. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. In June 1998, the New York State Senate and General Assembly failed to enact a constitutional amendment to legalize casino gambling in certain areas of New York State, effectively postponing any referendum to authorize such a constitutional amendment until not earlier than November 2001. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Philadelphia, Pennsylvania. In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. Management is unable to predict whether any such legislation, in New Jersey, Indiana, Illinois or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on Trump Marina.

     Seasonality

     The gaming industry in Atlantic City is seasonal, with the heaviest activity occurring during the period from May through September. Consequently, the Partnership's operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September.

Gaming and Other Laws and Regulations

     The following is only a summary of the applicable provisions of the Casino Control Act and certain other laws and regulations. It does not purport to be a full description thereof, and is qualified in its entirety by reference to the Casino Control Act and such other laws and regulations.

     New Jersey Gaming Regulations

     In general, the Casino Control Act and the regulations promulgated thereunder contain detailed provisions concerning, among other things: the granting and renewal of casino licenses; the suitability of the approved hotel facility, and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing of certain employees and vendors of casino licensees; the rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforceability of gaming debts; management control procedures, accounting and cash control methods and reports to gaming agencies; the security standards; the manufacture and distribution of gaming equipment; the simulcasting of horse races by casino licensees; equal employment opportunities for employees of casino operators, contractors of casino facilities and others; and advertising, entertainment and alcoholic beverages.

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

     Operating Licenses. In June 1999, the CCC renewed the Partnership's casino license to operate the Trump Marina through May 2003. This license is not transferable and its renewal includes a financial review of the Partnership. Upon revocation, suspension for more than 120 days or failure to renew a casino license, the Casino Control Act provides for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

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

     In the event a licensee fails to demonstrate financial stability, the CCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including: issuing conditional licenses, approvals or determinations; establishing an appropriate cure period; imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liabilities; requiring reasonable reserves or trust accounts; denying licensure; or appointing a conservator. See "--Conservatorship."

     Management believes that it has adequate financial resources to meet the financial stability requirements of the Casino Control Act for the foreseeable future.

     Pursuant to the Casino Control Act, CCC Regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee. Pursuant to a condition of its casino license, payments by or the Partnership to, or for the benefit of, any related entity or partner, with certain exceptions, are subject to prior CCC approval; and, if the Partnership's cash position falls below $5.0 million for three consecutive business days, the Partnership must present to the CCC and the Division evidence as to why it should not obtain a working capital facility in an appropriate amount.

     Control Persons. An entity qualifier or intermediary or holding company, such as Funding, is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the Division, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards so long as the CCC and the Director of the Division are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding five percent (5.0%) or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

     Financial Sources. The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bear any relation to any casino project, including holders of publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee (a "Regulated Company"), to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than fifteen percent (15.0%) of a series of publicly-traded mortgage bonds so long as the bonds remained widely distributed and freely traded in the public market and the holder had no ability to control the casino licensee. The CCC may require holders of less than fifteen percent (15.0%) of a series of debt to qualify as financial sources even if not active in the management of the issuer or casino licensee.

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

     An Institutional Investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division that there is any cause to believe that the holder may be found unqualified, on the basis of CCC findings that: (i) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (ii) if (x) the securities are debt securities of a casino licensee's holding or intermediary companies or another subsidiary company of the casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20% or less of the total outstanding debt of the company or (B) 50.0% or less of any issue of outstanding debt of the company, (y) the securities are equity securities and represent less than 10.0% of the equity securities of a casino licensee's holding or intermediary companies or (z) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an Institutional Investor may be required to produce for the CCC or the Antitrust Division of the Department of Justice upon request, any document or information which bears any relation to such debt or equity securities.

     Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of and no intention of influencing or affecting, the affairs of the issuer, the casino licensee or any affiliate; and
(iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application. See "--Interim Casino Authorization."

     Ownership and Transfer of Securities. The Casino Control Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a Regulated Company and defines the term "security" to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes and warrants. Currently, both Funding and the Partnership are deemed to be a Regulated Company, and instruments evidencing a beneficial ownership or creditor interest therein, including a partnership interest, are deemed to be the securities of a Regulated Company.

     If the CCC finds that a holder of such securities is not qualified under the Casino Control Act, it has the right to take any remedial action it may deem appropriate, including the right to force divestiture by such disqualified holder of such securities. In the event that certain disqualified holders fail to divest themselves of such securities, the CCC has the power to revoke or suspend the casino license affiliated with the Regulated Company which issued the securities. If a holder is found unqualified, it is unlawful for the holder
(i) to exercise, directly or through any trustee or nominee, any right conferred by such securities or (ii) to receive any dividends or interest upon such securities or any remuneration, in any form, from its affiliated casino licensee for services rendered or otherwise.

     With respect to non-publicly-traded securities, the Casino Control Act and CCC Regulations require that the corporate charter or partnership agreement of a Regulated Company establish a right in the CCC of prior approval with regard to transfers of securities, shares and other interests and an absolute right in the Regulated Company to repurchase at the market price or the purchase price, whichever is the lesser, any such security, share or other interest in the event that the CCC disapproves a transfer. With respect to publicly-traded securities, such corporate charter or partnership agreement is required to establish that any such securities of the entity are held subject to the condition that, if a holder thereof is found to be disqualified by the CCC, such holder shall dispose of such securities.

     Under the terms of the indentures pursuant to which the Senior Notes, the Mortgage Notes and the PIK Notes were issued, and the terms of the Working Capital Loan, if a holder of such securities does not qualify under the Casino Control Act when required to do so, such holder must dispose of its interest in such securities, and the respective issuer or issuers of such securities may redeem the securities at the lesser of the outstanding amount or fair market value.

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

     Unless otherwise determined by the CCC, agreements to lease an approved hotel building or the land under the building must be for a term exceeding 30 years, must concern 100.0% of the entire approved hotel building or the land upon which it is located and must include a buy-out provision conferring upon the lessee the absolute right to purchase the lessor's entire interest for a fixed sum in the event that the lessor is found by the CCC to be unsuitable.

     Agreement for Management of Casino. Each party to an agreement for the management of a casino is required to hold a casino license, and the party who is to manage the casino must own at least 10.0% of all the outstanding equity securities of the casino licensee. Such an agreement shall: (i) provide for the complete management of the casino; (ii) provide for the unrestricted power to direct the casino operations; and (iii) provide for a term long enough to ensure the reasonable continuity, stability, independence and management of the casino.

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

     Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8.0% on its gross casino revenues, excluding simulcasting racetrack revenue. For the years ended December 31, 1998, 1999 and 2000, the Partnership's gross revenue tax was approximately $21.1 million, $21.8 million and $21.6 million, respectively, and its license, investigation and other fees and assessments totaled approximately $3.7 million, $3.7 million and $4.3 million, respectively.

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

     For the first 10 years of its tax obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of the CRDA Bonds issued to the licensee. Thereafter, the licensee (i) is entitled to an investment tax credit in an amount equal to twice the purchase price of such CRDA Bonds or twice the amount of its investments authorized in lieu of such bond investments or made in projects designated as eligible by the CRDA and (ii) has the option of entering into a contract with the CRDA to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50.0% of its eligible tax credit in any one year.

       From the monies made available to the CRDA, the CRDA is required to set aside $175.0 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms. These monies will be held to fund up to 27.0% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, a portion of which has been required to be available with respect to the new Atlantic City Convention Center.

       Minimum Casino Parking Charges. As of July 1, 1993, each casino licensee is required to pay the New Jersey State Treasurer a $1.50 charge for every use of a parking space for the purpose of parking motor vehicles in a parking facility owned or leased by a casino licensee or by any person on behalf of a casino licensee. This amount is paid into a special fund established and held by the New Jersey State Treasurer for the exclusive use of the CRDA. The Partnership currently charges their parking patrons $2.00 in order to make their required payments to the New Jersey State Treasurer and cover related expenses. Amounts in the special fund will be expended by the CRDA for eligible projects in the corridor region of Atlantic City related to improving the highways, roads, infrastructure, traffic regulation and public safety of Atlantic City or otherwise necessary or useful to the economic development and redevelopment of Atlantic City in this regard.

       Atlantic City Fund. On each October 31 during the years 1996 through 2003, each casino licensee shall pay into an account established in the CRDA and known as the Atlantic City Fund, its proportional share of an amount related to the amount by which annual operating expenses of the CCC and the Division are less than a certain fixed sum. Additionally, a portion of the investment alternative tax obligation of each casino licensee for the years 1994 through 1998 allocated for projects in northern New Jersey shall be paid into and credited to the Atlantic City Fund. Amounts in the Atlantic City Fund will be expended by the CRDA for economic development projects of a revenue-producing nature that foster the redevelopment of Atlantic City other than the construction and renovation of casino hotels.

       Conservatorship. If, at any time, it is determined that any casino licensee or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a casino license is suspended for a period in excess of 120 days or is revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of such licensee's casino hotel facilities. A conservator would be vested with title to all property of such licensee relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee. Such events could result in an event of default under the Partnership's indentures pursuant to which the Senior Notes, the Mortgage Notes and the PIK Notes were issued.

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

     Gaming Credit. The Partnership's casino games are conducted on a credit as well as cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the state of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated. Gaming credit may not be collectible in foreign countries.

       Control Procedures. Gaming at the Trump Marina is conducted by trained and supervised personnel. The Partnership employs extensive security and internal controls. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video cameras to monitor the casino floor and money counting areas. The count of moneys from gaming also is observed daily by representatives of the CCC.

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

         In the past, the Service had taken the position that gaming winnings from the table games by nonresident aliens were subject to a 30.0% withholding tax. The Service, however, subsequently adopted a practice of not collecting such tax. Recently enacted legislation exempts from withholding tax table game winnings by nonresident aliens, unless the Secretary of the Treasury determines by regulation that such collections have become administratively feasible.

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

ITEM 2.  PROPERTIES.

       The Casino Parcel. Trump Marina is located in the Marina District on an approximately 14.7 acre triangular-shaped parcel of land, which is owned by the Partnership in fee, located at the intersection of Huron Avenue and Brigantine Boulevard directly across from the marina, approximately two miles from the Boardwalk and one-quarter mile from the H-Tract.

       Trump Marina has approximately 82,100 square-feet of gaming space which accommodates 76 table games, approximately 2,500 slot machines and a simulcast racetrack facility. In addition to the casino, Trump Marina consists of a 27-story hotel with 728 guest rooms, including 153 suites, of which 97 are "Crystal Tower" luxury suites. The facility also offers seven restaurants, two clubs for the exclusive use of select patrons, a 540-seat cabaret theater, two cocktail lounges, 58,000 square-feet of convention, ballroom and meeting space, a swimming pool, tennis courts and a sports and health club facility. Trump Marina has been designed so that it can be enlarged in phases into a facility containing up to 2,000 rooms and a 1,600-seat cabaret theater. Trump Marina also has a nine-story garage providing on-site parking for approximately 3,000 vehicles and a roof-top helipad, making Trump Marina the only Atlantic City casino with access by land, sea and air.

       In the second quarter of 2000, Trump Marina completed its slot room expansion. This expansion project increased Trump Marina's gaming space by approximately 6,200 square feet (an 8.2% increase) and added approximately 250 slot machines. Between 1994 and 2000, management replaced substantially all of Trump Marina's slot machines with newer, more popular models and upgraded its computerized slot tracking and slot marketing system. Also, management has increased the number of slot machines offering patrons stools on which to sit while gaming, which has proven to be effective in increasing patrons' comfort and gaming entertainment experience.

       The Marina. Pursuant to an agreement with the New Jersey Division of Parks and Forestry (the "Marina Agreement"), the Partnership in 1987 began operating and renovating the marina at Trump Marina, including docks containing approximately 645 slips. An elevated pedestrian walkway connecting Trump Marina to a two-story building at the marina was completed in 1989. The Partnership constructed the two-story building, which contains a 240-seat restaurant and offices as well as a snack bar and a large nautical theme retail store. Pursuant to the Marina Agreement and a certain lease between the state of New Jersey, as landlord, and the Partnership, as tenant, dated as of September 1, 1990 (the "Marina Lease"), the Partnership commenced leasing the marina and the improvements thereon for an initial term of 25 years. The Marina Lease is a net lease pursuant to which the Partnership, in addition to the payment of annual rent equal to the greater of (i) a certain percentage of gross revenues of the Partnership from operation of the marina during the lease year and (ii) an initial minimum base rent of $300,000 annually (increasing every five years to $500,000 in 2010), is responsible for all costs and expenses related to the premises, including but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. Any improvements made to the marina (which is owned by the state of New Jersey), excluding the elevated pedestrian walkway, automatically becomes the property of the state of New Jersey upon their completion.

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

       Metelman Action. On or about March 20, 2000, Mark Metelman, a stockholder of THCR, filed a proposed class action on behalf of all THCR stockholders in the Superior Court of New Jersey, Chancery Division, Atlantic County

(Civil Action No. Atl-C-43-00) against THCR and each member of the Board of Directors of THCR. The plaintiff claimed that a third party made an offer to purchase THCR, and that one or more members of the Board of Directors wrongly failed to consider the supposed offer. The defendants filed a motion to dismiss in lieu of answer. On July 21, 2000, the Court dismissed plaintiff's Complaint without prejudice. The Court granted the plaintiffs 10 weeks during which to file an Amended Complaint, pleading a stockholder derivative action. Effective October 12, 2000, plaintiff filed an Amended Complaint, pleading a stockholder derivative action. In March 2001, without admitting any wrongdoing or liability, the parties reached an agreement to settle the case, which is being submitted to the Court for approval. THCR believes that the settlement will not have a material adverse effect on THCR's financial condition and operations.

     Castle Acquisition. On August 14, 1996, certain stockholders of THCR filed two derivative actions in the Court of Chancery in Delaware (Civil Action Nos. 15148 and 15160) (the "Delaware cases") against each of the members of the Board of Directors of THCR, THCR Holdings, the Partnership and TCI-II. The plaintiffs claimed that the directors of THCR breached their fiduciary duties in connection with its acquisition of the Partnership (the "Castle Acquisition") by purchasing these interests at an excessive price in a self-dealing transaction. The complaint sought to enjoin the transaction, and also sought damages and an accounting. The injunction was never pursued. These plaintiffs served a notice of dismissal in the Delaware cases on December 29, 1997.

        On October 16, 1996, a stockholder of THCR filed a derivative action in the United States District Court, Southern District of New York (96 Civ. 7820) against each member of the Board of Directors of THCR, THCR Holdings, the Partnership, TCI, TCI-II, TCHI and Salomon Brothers, Inc ("Salomon"). The plaintiff claimed that certain of the defendants breached their fiduciary duties and engaged in ultra vires acts in connection with the Castle Acquisition and that Salomon was negligent in the issuance of its fairness opinion with respect to the Castle Acquisition. The plaintiff also alleged violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Castle Acquisition. The plaintiff sought removal of the directors of THCR, and an injunction, rescission and damages.

       The Delaware cases were amended and refiled in the Southern District of New York and consolidated with the federal action for all purposes, including pretrial proceedings and trial. On or about January 17, 1997, the plaintiffs filed their Consolidated Amended Derivative Complaint (the "First Amended Complaint"), reflecting the consolidation. On or about March 24, 1997, the plaintiffs filed their Second Consolidated Amended Derivative Complaint (the "Second Amended Complaint"). In addition to the allegations made in the First Amended Complaint, the Second Amended Complaint claimed that certain of the defendants breached their fiduciary duties and wasted corporate assets in connection with a previously contemplated transaction with Colony Capital, Inc. ("Colony Capital"). The Second Amended Complaint also includes claims against Colony Capital for aiding and abetting certain of those violations. In addition to the relief sought in the First Amended Complaint, the Second Amended Complaint sought to enjoin the previously contemplated transaction with Colony Capital or, if it was effectuated, to rescind it. On March 27, 1997, THCR and Colony Capital mutually agreed to end negotiations with respect to such transaction. On June 26, 1997, plaintiffs served their Third Consolidated Amended Derivative Complaint (the "Third Amended Complaint"), which omitted the claims against Colony Capital. THCR and the other defendants in the action moved to dismiss the Third Amended Complaint on August 5, 1997. By decision and order dated September 21, 2000, the Court denied, in substantial part, the defendants' motion to dismiss. The Court also granted plaintiffs' application to amend the Third Amended Complaint. On October 11, 2000, plaintiffs served their Fourth Consolidated Amended Stockholder's Derivative Complaint (the "Fourth Amended Complaint"). The defendants served their answers to the Fourth Amended

Complaint on November 17, 2000 and began discovery. The defendants expect to defend vigorously this litigation. THCR cannot predict, however, the outcome of this case.

     Other Litigation. On September 9, 1997, Mirage Resorts, Inc. filed a complaint against Trump, THCR and Hilton Hotels Corporation, in the United States District Court for the Southern District of New York (the "New York Action"). The complaint sought damages for alleged violations of antitrust laws, tortious interference with prospective economic advantage and tortious inducement of a breach of fiduciary duties arising out of activities purportedly engaged in by defendants in furtherance of an alleged conspiracy to impede Mirage's efforts to build a casino resort in the Marina District. Among other things, Mirage contended that the defendants filed several frivolous lawsuits and funded others that challenge the proposed state funding mechanisms for the construction of a proposed roadway and tunnel that would be paid for chiefly through government funds and which would link the Atlantic City Expressway with the site of Mirage's proposed new casino resort. On November 10, 1997, THCR and Trump moved to dismiss the complaint. On December 18, 1998, the Court denied the motion to dismiss brought by Trump and THCR. On April 20, 1999, Mirage and an affiliate, the Mirage Casino Hotel filed a complaint against THCR and other defendants in Nevada State Court (the "Nevada Action"). The Nevada Action, which was subsequently removed to the United States District Court for the District of Nevada, sought damages and an injunction for an alleged misappropriation of trade secrets, intentional interference with prospective economic advantage and contractual relations and conspiracy to injure Mirage. On or about February 23, 2000, THCR and Mirage entered into an agreement to dismiss with prejudice the New York Action and the Nevada Action against THCR and all of its officers and directors. The parties exchanged mutual releases and no money was paid by either side. On or about February 23, 2000, the Court in Nevada dismissed the Nevada Action. On or about February 29, 2000, the Court in New York dismissed the New York Action.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted by the Registrants to their security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for Funding's or TCHI's outstanding common stock or for the Partnership's partnership interests.

         As of December 31, 2000, the Partnership is the sole holder of the outstanding common stock of Funding, THCR Holdings is the sole holder of the outstanding common shares of TCHI, THCR Holdings is a 99.0% limited partner of the Partnership, and TCHI is a 1.0% general partner.

         Funding and TCHI have paid no cash dividends on its common stock, and the Partnership has made no general distributions with respect to its equity interests.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth certain selected consolidated financial information from the Partnership's and Funding's Consolidated Statements of Operations for the period from January 1, 1996 through October 6, 1996, the period from October 7, 1996 (the date of the Castle Acquisition) through December 31, 1996 and the years ended December 31, 1997, 1998, 1999 and 2000, respectively, and the Consolidated Balance Sheets as of October 6, 1996, December 31, 1996, 1997, 1998, 1999 and 2000, respectively (see note (1) below). All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                         Period    |  Period from
                                          from     |  October 7,
                                       January 1,  |      1996
                                          1996     |    through
                                         through   |    December
                                       October 6,  |       31,                   Years Ended December 31,
                                          1996     |    1996 (1)       1997         1998         1999          2000
                                         ------    |    --------      ------       -------      ------        ------
                                       Predecessor |                           Successor
                                     --------------|-----------------------------------------------------------------
                                                   |                       (in thousands)
                                                   |
Income Statement Data                              |
                                                   |
Gross Revenues......................    $246,426   |   $ 63,032     $326,889     $323,042     $330,566       $328,945
                                                   |
Less-Promotional Allowances.........      31,229   |      8,238       41,084       38,659       36,767         36,303
                                        --------   |   --------     --------     --------     --------       --------
Net Revenues........................     215,197   |     54,794      285,805      284,383      293,799        292,642
                                                   |
Total Costs and Expenses............     208,161   |     57,261      264,289      256,542      262,262        262,947
                                        --------   |   --------     --------     --------     --------       --------
                                                   |
Income (Loss) from Operations.......       7,036   |     (2,467)      21,516       27,841       31,537         29,695
                                                   |
Other Income........................       3,000   |        --           --           --           --             --
                                                   |
Interest Income.....................         386   |        217          452          869          811          1,490
                                                   |
Interest Expense....................     (36,949)  |    (11,553)     (49,892)     (52,264)     (54,157)       (56,775)
                                        --------   |   --------     --------     --------     --------       --------
                                                   |
Net Loss............................    $(26,527)  |   $(13,803)    $(27,924)    $(23,554)    $(21,809)      $(25,590)
                                        ========   |   ========     ========     ========     ========       ========
                                                   |
                                         As of     |    As of
                                       October 6,  |  December 31,                As of December 31,
                                          1996     |     1996         1997        1998         1999           2000
                                         -----     |    -----        ------      ------       ------         ------
                                                   |
Balance Sheet Data                                 |
                                                   |
Cash and Cash Equivalents...........    $ 19,373   |   $ 15,380     $ 14,472     $ 19,723     $ 21,413      $ 21,236
                                        ========   |   ========     ========     ========     ========      ========
                                                   |
Total Assets........................    $363,468   |   $548,011     $541,406     $536,888     $533,368      $525,293
                                        ========   |   ========     ========     ========     ========      ========
                                                   |
Current Liabilities.................    $ 47,427   |   $ 40,931     $ 61,665     $ 54,704     $ 52,470      $ 49,502
                                        ========   |   ========     ========     ========     ========      ========
                                                   |
Total Long-Term Debt, Net of                       |
  Current Maturities................    $330,665   |   $335,584     $341,343     $368,529     $389,045      $409,511
                                        ========   |   ========     ========     ========     ========      ========
                                                   |
Total Capital.......................    $(20,714)  |   $166,592     $133,668     $110,114     $ 88,305      $ 62,715
                                        ========   |   ========     ========     ========     ========      ========
                                                   |


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

        Gaming revenues are the primary source of the Partnership's revenues and primarily consist of slot machine and table game win. The following table details activity for the major components of gaming revenue:


                                                                   Years Ended December 31,
                                                          ------------------------------------------
                                                              1998            1999            2000
                                                              ----            ----            ----
                                                                    (dollars in thousands)
Table Game Revenue ..................................... $   72,893      $   72,911      $   73,067
Increase from Prior Period .............................                 $       18      $      156
Table Game Drop ........................................ $  452,599      $  459,007      $  440,805
Increase (Decrease) from Prior Period ..................                 $    6,408      $  (18,202)
Table Game Win Percentage ..............................      16.1%           15.9%           16.6%
(Decrease) Increase from Prior Period ..................                  (.2) pts.         .7 pts.
Number of Table Games ..................................         92              86              76
Increase from Prior Period .............................                         (6)            (10)

Slot Revenue ........................................... $  187,198      $  194,631      $  192,951
Increase from Prior Period .............................                 $    7,433      $   (1,680)
Slot Handle ............................................ $2,321,939      $2,475,984      $2,459,244
Increase (Decrease) from Prior Period ..................                 $  154,045      $  (16,740)
Slot Win Percentage ....................................       8.1%            7.9%            7.8%
Decrease from Prior Period .............................                  (.2) pts.       (.1) pts.
Number of Slot Machines ................................      2,167           2,159           2,410
(Decrease) Increase from Prior Period ..................                         (8)            251

Other Gaming Revenue ................................... $    1,987      $    1,779      $    1,359
Decrease from Prior Period .............................                 $     (208)     $     (420)

Total Gaming Revenue ................................... $  262,078      $  269,321      $  267,377
Increase (Decrease) from Prior Period ..................                 $    7,243      $   (1,944)

Results of Operations for the Years Ended December 31, 1999 and 2000

         Table game revenues increased slightly to approximately $73.1 million for the year ending December 31, 2000 from $72.9 million for the year ended December 31, 1999. This result reflects an increased table game win percentage offset by a decreased table game drop. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term due to the large wagers by "highrollers." The Atlantic City industry table game win percentages were 15.3% and 15.4% for the years ended December 31, 1999 and 2000, respectively.

         Slot revenues decreased approximately $1.7 million (0.9%) to $193.0 million for the year ended December 31, 2000 from $194.7 million for the year ended December 31, 1999, due primarily to a slightly decreased slot handle along with a decreased slot win percentage.

         Gaming costs and expenses decreased approximately $1.7 million (1.0%) to $161.8 million for the year ended December 31, 2000 from $163.5 million for the year ended December 31, 1999. These savings are primarily the result of a decrease in promotional and complimentary expenses achieved by eliminating less profitable programs.

         General and administrative costs and expenses increased approximately $2.2 million (3.3%) to $68.6 million for the year ended December 31, 2000 from $66.4 million for the year ended December 31, 1999. This variance is due primarily to the increased writeoff of CRDA deposits, which were necessitated due to additional donations the Partnership committed to during the year ended December 31, 2000.

         Interest expense increased approximately $2.6 million (4.8%) to $56.8 million for the year ended December 31, 2000 from $54.2 million for the year ended December 31, 1999 primarily due to an increase in the outstanding principal of the PIK Notes.

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

         Slot revenues increased approximately $7.4 million (4.0%) to $194.6 million for the year ended December 31, 1999 from $187.2 million for the year ended December 31, 1998, due primarily to an increased slot handle. The increased slot handle is a result of sustained marketing programs and events designed specifically for the slot customer. In addition, the Partnership completed its slot machine renovation project during June 1999, and accordingly, benefitted from an improved slot product during the second half of 1999.

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

         Gaming costs and expenses decreased approximately $3.5 million (2.1%) to $163.5 million for the year ended December 31, 1999 from $167.0 million for the year ended December 31, 1998. This decrease is primarily the result of a decrease in promotional and complimentary expenses achieved by eliminating less profitable programs.

         Room costs increased approximately $0.9 million (27.3%) to $4.2 million for the year ended December 31, 1999 from $3.3 million for the year ended December 31, 1998. This increase is due primarily to associated costs incurred related to the increased cash rooms revenues generated in 1999.

         Food and beverage costs increased approximately $1.2 million (12.5%) to $10.8 million for the year ended December 31, 1999 from $9.6 million for the year ended December 31, 1998. This increase is due primarily to associated costs incurred related to the increased food and beverage cash revenues generated in 1999.

         General and administrative costs and expenses increased approximately $6.3 million (10.5%) to $66.4 million for the year ended December 31, 1999 from $60.1 million for the year ended December 31, 1998. This increase is due primarily to incremental costs incurred related to the Services Agreement (as defined - see "Item 11"), employee incentive compensation and insurance costs.

         Interest expense increased approximately $1.9 million (3.6%) to $54.2 million for the year ended December 31, 1999 from $52.3 million for the year ended December 31, 1998 primarily due to an increase in the outstanding principal related to the PIK Notes.

         Capital Resources and Liquidity

         Cash flow from operating activities is the Partnership's principal source of liquidity. For the year ended December 31, 2000, the Partnership's net cash flow provided by operating activities was $9.7 million.

     In addition to funding operations, the Partnership's principal uses of cash are capital expenditures and debt service.

     Capital expenditures for 2000 were approximately $6.5 million, with $5.1 million acquired for cash and $1.4 million through capitalized lease financing. These capital expenditures consisted principally of a slot room expansion project, which increased gaming space approximately 6,200 square feet (8.2%) and added approximately 250 machines, and ongoing property enhancements.

         The Partnership's debt consists primarily of (i) the Mortgage Notes,
(ii) the PIK Notes, (iii) the Senior Notes, and (iv) the Working Capital Loan.

         The Mortgage Notes have an outstanding principal amount of approximately $242.1 million, bear interest at the rate of 11-3/4 % per annum, and mature on November 15, 2003.

         The PIK Notes have an outstanding principal amount of approximately $105.8 million and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 13-7/8%. On or prior to November 15,

2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. During 2000, interest in the amount of $15.2 million was satisfied through the issuance of additional PIK Notes and the Partnership anticipates that additional interest due in 2001 of approximately $17.4 million will also be satisfied through the issuance of additional PIK Notes. Approximately 90% of the PIK notes are currently owned by THCR Holdings.

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

         The Partnership's total cash debt service requirement was approximately $37.5 million during 2000 and the Partnership anticipates that approximately $37.1 million in cash will be required during 2001 to meet its debt service obligations. The Partnership has the authority to obtain a working capital facility of up to $10.0 million (of which approximately $5.0 million is outstanding), although there can be no assurance that such financing will be available, or on terms acceptable to the Partnership.

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

Impact of New Accounting Standards

         The Partnership has assessed the impact of newly issued accounting standards expected to go into effect during 2001 in accordance with Staff Accounting Bulletin No. 74 and, where applicable, disclosures have been provided in the financial statements. Additionally, the Partnership has also reviewed the impact of new accounting standards which went into effect during 2000 and, where applicable, the Partnership has provided the required disclosures.

Seasonality

         The gaming industry in Atlantic City is seasonal, with the heaviest activity occurring during the period from May through September. Consequently, the Partnership's operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September.

Inflation

     There was no significant impact on the Partnership's operations as a result of inflation in 1998, 1999 or 2000.


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

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

     All decisions affecting the business and affairs of the Partnership, including the operation of Trump Marina, are decided by the general partners acting by and through a Board of Partner Representatives, which includes a minority of Representatives elected indirectly by the holders of the Mortgage Notes and the PIK Notes (the "Noteholder Representatives"). The Partnership's Board of Partner Representatives currently consists of Messrs. Trump (Chairman), Robert M. Pickus, John P. Burke, Thomas F. Leahy, Walter L. Leib and Asher A. Pacholder. The foregoing persons also serve as members of the Board of Directors of TCHI, the general partner of the Partnership.

     The sole director of Funding is Mr. Trump. Trump also serves as Funding's Chairman of the Board, President and Chief Executive Officer and the Partnership's Chairman of the Board of Representatives.

     Set forth below are the names, ages, positions and offices held with TCHI, Funding and the Partnership and a brief account of the business experience during the past five years of each (i) member of the Board of Directors of TCHI,
(ii) member of the Board of Partner Representatives of the Partnership and (iii) executive officer of TCHI, Funding and the Partnership.


                                            Position(s) and Office(s) with:
                          --------------------------------------------------------------
Name                          TCHI                  Funding             The Partnership
----                          ----                  -------             ---------------
Donald J. Trump.........  Chairman of the        Chairman, President    Chairman of the
                          Board of Directors,    and Chief Executive    Board of Partner
                          President and Chief    Officer                Representatives
                          Executive Officer

Mark A. Brown...........            -                      -            President and Chief
                                                                        Executive Officer

Robert M. Pickus........  Secretary and          Secretary              Executive Vice
                          Director                                      President of
                                                                        Corporate Legal
                                                                        Affairs, Secretary
                                                                        and Partner
                                                                        Representative

Francis X. McCarthy, Jr.            -            Chief Financial        Chief Financial
                                                 Officer, Chief         Officer
                                                 Accounting Officer
                                                 and Assistant
                                                 Treasurer

John P. Burke...........  Executive Vice         Executive Vice         Executive Vice
                          President, Corporate   President and          President, Corporate
                          Treasurer and          Corporate Treasurer    Treasurer and
                          Director                                      Partner
                                                                        Representative

Lawrence J. Mullin......  Vice President         Vice President and     Chief Operating
                                                 Assistant Secretary    Officer

Thomas F. Leahy.........  Director                         -            Partner
                                                                        Representative

Walter L. Leib..........  Director                         -            Partner
                                                                        Representative

Asher O. Pacholder......  Director                         -            Partner
                                                                        Representative

     Donald J. Trump (54 years old) has been Chairman of the Board of Partner
     ---------------
Representatives of the Partnership since May 1992; and was Chairman of the Executive Committee of the Partnership from June 1985 to May 1992. Trump is the Chairman of the Board of Directors of Funding, served as President and Treasurer of Funding until April 1998, and has served as President and Chief Executive Officer of Funding since June 2000. Trump has served as the Chairman of the Board of Directors of TCHI since its formation in March 1985, and has been the President and Chief Executive Officer of TCHI since June 2000. Mr. Trump has been the Chairman of the Board of THCR and THCR Funding since their formation in 1995, and has been serving as the President and Chief Executive Officer of THCR, THCR Funding and THCR Holdings since June 2000. Trump was a 50.0% stockholder, the Chairman of the Board of Directors, President and Treasurer of Trump Plaza GP, a New Jersey corporation ("Trump Plaza GP"), until June 1993. Trump was Chairman of the Executive Committee and President of Plaza Associates from May 1986 to May 1992, and was the managing general partner of Plaza Associates until June 1993. Trump has been the Chairman of the Board of Directors of Trump AC Holding since February 1993, served as the President of Trump AC Holding from February 1993 until December 1997 and has been serving as President of Trump AC Holding since June 2000. Trump was a partner in Trump AC from February 1993 until June 1995. Trump has been Chairman of the Board of Directors of Trump AC Funding since its formation in January 1996 and the Chairman of the Board of Directors of Funding II and Funding III since their formation in November 1997. Since June 2000, Trump has also been serving as the President and Chief Executive Officer of Trump AC Funding, Funding II and Funding III. Trump has been Chairman of the Board of Directors of THCR Holding Corp. and THCR/LP since October 1991; President and Treasurer of THCR Holding Corp. since March 1991; President and Treasurer of THCR/LP since June 2000; Chairman of the Board of Directors, President and Treasurer of TCI since June 1988; Chairman of the Executive Committee of Taj Associates from June 1988 to October 1991 and Chief Executive Officer since June 2000; and President and sole Director of Realty Corp. since May 1986. Trump has been the sole director of TACC since March 1991. Trump was President and Treasurer of TACC from March 1991 until December 1997, and has been the President of TACC since June 2000. Trump has been the Chairman of the Board of Directors, President and Treasurer of Plaza Funding since its formation in March 1986. Trump has been the sole director of Trump Indiana since its formation, and has been the President and Chief Executive Officer of Trump Indiana since June 2000. Trump has been the President, Treasurer, sole director and sole stockholder of TCI and TCI-II since their formation in June 1988 and November 1991, respectively. Trump has been a Director of THCR Enterprises, Inc., a Delaware corporation ("THCR Enterprises"), since its formation in January 1997 and has served the President of THCR Enterprises since June 2000. Trump is also the President of The Trump Organization, Inc. which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

     Mark A. Brown (40 years old) was appointed Chief Operating Officer of THCR
     -------------
effective June 13, 2000, at which time he was also appointed President and Chief Executive Officer of each of Taj Associates, Plaza Associates, the Partnership and Trump Indiana, subject to necessary licensing by the Indiana Gaming Commission. Mr. Brown served as President and Chief Operating Officer of Taj Associates since January 2000. Mr. Brown was President and Chief Operating Officer of the Partnership from November 1997 until his transfer to Taj Associates and Executive Vice President of Operations of the Partnership from July 1995 until November 1997 and was Vice President of TCHI until his transfer to Taj Associates. From 1993 until 1995, Mr. Brown served as Senior Vice President of Eastern Operations for Caesar's World Marketing Corporation, National and International Divisions. Prior to that, Mr. Brown served as Vice President of Casino Operations at the Taj Mahal from 1989 until 1993. From 1979 until 1989, Mr. Brown worked for Resorts International Hotel Casino departing as Casino Shift Manager.

     Robert M. Pickus (46 years old) has served as a director of TCHI since
     ----------------
October 1995 and as Secretary of TCHI and Funding since April 1998. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of the Partnership since February 1995, Secretary of the Partnership since February 1996 and a member of the Board of Partner Representatives of the Partnership since October 1995. Mr. Pickus has been Executive Vice President, General Counsel and Secretary of THCR since its formation in 1995. He has also been the Executive Vice President of

Corporate and Legal Affairs of Plaza Associates since February 1995. Since April 2000, Mr. Pickus has been serving as the Executive Vice President and General Counsel of each of THCR Holdings and Trump AC, and as the President of TCS. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of Plaza Associates. Mr. Pickus served as the Assistant Secretary of Trump AC Holding from April 1994 until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of Trump AC Holding. Mr. Pickus has been the Secretary and a director of Trump AC Funding since its formation in January 1996, and the Secretary and a director of Funding II and Funding III since their formation in November 1997. Mr. Pickus has been the Vice President and Secretary of Plaza Funding since its inception in March 1986. Mr. Pickus has been the Executive Vice President and Secretary of Trump Indiana since its inception in December 1992. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995, and a Director of THCR Holding Corp. and THCR/LP from November 1995 through May 2000. Mr. Pickus has been the Secretary of THCR Holding Corp. since January 1997 and the Secretary and Vice President of THCR/LP since June 2000. He was the Senior Vice President and Secretary of Funding from June 1988 to December 1993 and General Counsel of the Partnership from June 1985 to December 1993. Mr. Pickus served as the Assistant Secretary of TACC until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of TACC. Mr. Pickus was also Secretary of TCHI from October 1991 until December 1993. Mr. Pickus has been the Vice President, Secretary and Director of THCR Enterprises since January 1997, and has been Executive Vice President of TCS since its inception in June 1996 and was President from November 1998 to June 2000. He has been admitted to practice law in the states of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

     Francis X. McCarthy, Jr. (48 years old) has served as the Chief Financial
     -----------------------
Officer, Chief Accounting Officer and Assistant Treasurer of Funding since August 2000 and the Chief Financial Officer of the Partnership since August 2000. Mr. McCarthy has served as Executive Vice President of Corporate Finance and Chief Financial Officer of THCR, THCR Holdings and THCR Funding since September 1998. Mr. McCarthy has been the Chief Financial Officer of Trump AC, Trump AC Funding, Funding II and Funding III since September 1998. Mr. McCarthy has been the Executive Vice President of Corporate Finance of TCS since October 1996. Mr. McCarthy was Vice President of Finance and Accounting of Trump Plaza GP from October 1992 until June 1993, Senior Vice President of Finance and Administration of Plaza Associates from August 1990 to June 1994 and Executive Vice President of Finance and Administration of Plaza Associates from June 1994 to October 1996. Mr. McCarthy previously served in a variety of financial positions for Greate Bay Hotel and Casino, Inc. from June 1980 through August 1990.

     John P. Burke (53 years old) has been the Corporate Treasurer of the
     -------------
Partnership since October 1991, the Vice President of the Partnership, Funding and TCHI since December 1993, the Treasurer of TCHI since April 1998, and a member of the Board of Partner Representatives of the Partnership since March 1997. Mr. Burke served as the Senior Vice President of Corporate Finance of THCR from January 1996 to June 1997. Mr. Burke served as the Senior Vice President of THCR, THCR Holdings and THCR Funding from June 1997 to January 1999. Mr. Burke has served as Executive Vice President of THCR, THCR Holdings, THCR Funding and Trump AC since January 1999. Mr. Burke has been the Corporate Treasurer of THCR, THCR Holdings and THCR Funding since their formation in 1995. He has also been Corporate Treasurer of Plaza Associates and Taj Associates since October 1991. Mr. Burke has been the Treasurer of Trump Indiana since its formation. Mr. Burke has been Treasurer of Trump AC Funding since its formation in January 1996 and Treasurer of Funding II and Funding III since their formation in November 1997. Mr. Burke has been Treasurer of TACC since February 1998. Mr. Burke was a Director of THCR/LP and THCR Holding Corp. from October 1991 to April 1996 and was Vice President of THCR/LP until June 1995. Mr. Burke has served as the Assistant Treasurer of THCR Holding Corp. and THCR/LP since February 1998. Mr. Burke has been the Vice President of TCI-II since December 1993, and the Vice President-Finance of The Trump Organization since September 1990. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America from April 1989 through September 1990. Mr. Burke has been the Vice President and Treasurer of THCR Enterprises since January 1997.

     Lawrence J. Mullin (38 years old) joined the Partnership as Vice President
     ------------------
of Slot Operations and Marketing in August 1995. From January to May 2000, Mr. Mullin served as the President and Chief Operating Officer of the Partnership, and has recommenced such position since January 1, 2001. In the interim period of June 1, 2000 to December 31, 2000, Mr. Mullin served as the President and Chief Operating Officer of Plaza Associates. Mr. Mullin also serves as Vice President of TCHI as well as Vice President and Assistant Secretary of Funding. From 1995 to 1998, Mr. Mullin served as Senior Vice President of Slot and Casino Marketing of the Partnership. From 1992 to 1995, Mr. Mullin served as Vice President of Slot and Casino Marketing at the Taj Mahal.

     Thomas F. Leahy (63 years old) has been a member of the Board of Partner
     ---------------
Representatives since June 1993. Mr. Leahy served as a director and Treasurer of TCI-II from May 1992 to December 1993. From 1991 to July 1992, Mr. Leahy served as Executive Vice President of CBS Broadcast Group, a unit of CBS, Inc. Mr. Leahy retired from CBS, Inc. in 1992, having served in various executive capacities over a 30-year period. Since November 1992, Mr. Leahy has served as President of The Theater Development Fund, a service organization for the performing arts. Since July 1992, Mr. Leahy has served as Chairman of VT Properties, Inc., a privately held corporation which invests in literary, stage and film properties.

     Walter L. Leib, (71 years old) has been a member of the Board of Partner
     --------------
Representatives since October 2000. Since 1972, Mr. Leib has been a senior partner of Leib, Kraus, Grispin & Roth, PC, a law firm located in Scotch Plains, New Jersey. Since 1996, Mr. Leib has been a member of the Board of Directors and Audit Committee of ICO International, Inc. an oil field services and petrochemicals processing company quoted on the NASDAQ Market System. (Previously, from 1984 to 1996, Mr. Leib was director, general counsel, and member of the Audit Committee of Wedco International, a company on the American Stock Exchange and NASDAQ.) Since 1998, Mr. Leib has been a Lifetime Trustee Emeritus of Rutgers University (having served as a trustee from 1992 through 1998). He presently is a member of the Board of Overseers and Foundation of Rutgers University and is a member of the Budget Committee and was Chairman of the Advisory Board of Trustees of Rutgers University Law School in 1998. Since 1993, Mr. Leib has served on the Board of Advisors of Rutgers University School of Business Management and Graduate School of Business.

     Asher O. Pacholder (63 years old) has been a member of the Board of Partner
     ------------------
Representatives since May 1992. Dr. Pacholder served as a director and the President of TCI-II from May 1992 to December 1993. He has served as the Chairman of the Board of Directors and Chief Financial Officer of ICO, Inc., an oil field services and petrochemicals processing company quoted on the NASDAQ Market System, since February 1995 and Chief Operating Officer and a director of Wedco Technology, Inc. since May 1996. Dr. Pacholder has served as Chairman of the Board and Managing Director of Pacholder Associates, Inc., an investment advisory firm, since 1983. In addition, Dr. Pacholder is Chairman of the Board of Directors of USF&G Pacholder Fund, Inc., a closed-end investment company, and he serves on the Board of Directors of Southland Corporation, which owns and operates convenience stores.

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

     Summary Compensation Table. The following table sets forth compensation paid or accrued during the years ended December 31, 2000, 1999 and 1998 to the Chairman of the Board of Representatives, the former President and Chief Executive Officer of the Partnership, the President and Chief Executive Officer of the Partnership, and each of the four most highly compensated executive officers of the Partnership whose salary and bonus exceeded $100,000 for the year ended December 31, 2000 (collectively, the "Named Executive Officers").


                                         SUMMARY COMPENSATION TABLE
                                         --------------------------
                                                                            Annual Compensation
                                                                         --------------------------
                  Name and                                                               All Other
             Principal Position                      Year      Salary      Bonus       Compensation
             ------------------                      ----     --------   ---------    --------------

Donald J. Trump .................................    2000     $      -    $      -     $2,306,000(1)
-Chairman of the Board of Representatives            1999     $      -    $      -     $2,258,000(1)
                                                     1998     $      -    $      -     $        -

Mark A. Brown ...................................    2000     $ 18,947    $      -     $      568(2)
-President and Chief Executive Officer               1999     $487,762    $109,410(3)  $    4,286(2)
                                                     1998     $436,323    $ 75,000     $    4,286(2)

Nicholas L. Ribis ...............................    2000     $146,410    $      -     $   34,463(2)(5)
-Former President and Chief Executive Officer (4)    1999     $399,300    $ 96,000     $      960(2)
                                                     1998     $399,300    $      -     $      960(2)

Lawrence J. Mullin ..............................    2000     $159,149    $ 25,000     $    4,500(2)
-President and Chief Operating Officer (6)           1999     $245,000    $ 25,000     $    4,286(2)
                                                     1998     $207,746    $      -     $    4,286(2)

Wendy Vogt ......................................    2000     $121,549    $ 50,000              -
-Executive Vice President of Marketing (7)           1999     $      -    $      -     $        -
                                                     1998     $      -    $      -     $        -

Joseph A. D'Amato ...............................    2000     $122,822    $      -     $    2,348(2)
-Former Vice President of Finance and Former         1999     $ 17,855    $      -     $        -
Acting Chief Operating Officer (8)                   1998     $      -    $      -     $        -


--------------------
(1) Represents amounts recorded in consideration for services rendered to the Partnership by TCI-II pursuant to the Services Agreement (as defined herein). See "-Compensation Committee Interlocks and Insider
     Participation."

(2) Represents vested and unvested contributions made by the Partnership to Trump's Castle Hotel and Casino Retirement Savings Plan. Funds accumulated for an employee under these plans consisting of a certain percentage of the employee's compensation plus the employer matching contributions equaling 50.0% of the participant's contributions, are retained until termination of employment, attainment of age 59 1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

(3) In January 1999, Mr. Brown received a net bonus of $75,000 which resulted in a before tax bonus of $109,410.

(4) Mr. Ribis served as the President and Chief Executive Officer of the Partnership pursuant to a five-year employment agreement, dated
     June 12, 1995 (the "Ribis Employment Agreement"). On June 12, 2000, the Ribis Employment Agreement expired in accordance with its own terms.

(5) $33,503 of which represents the allocated portion of amounts paid to Mr. Ribis pursuant to a Consulting Agreement, effective July 1, 2000, between THCR and Mr. Ribis.

(6) From January 1 to May 31, 2000, Mr. Mullin served as the President and Chief Operating Officer of the Partnership, and has recommenced such position since January 1, 2001. In the interim period of June 1, 2000 to December 31, 2000, Mr. Mullin served as the President and Chief Operating Officer of Plaza Associates.

(7) Ms. Vogt joined the Partnership in June 2000 as Executive Vice President of Marketing, and has recommenced such position as of January 2001. In the interim period of August 2000 through December 2000, Ms. Vogt served as Acting Chief Operating Officer.

(8) Mr. D'Amato served as Vice President of Finance and Acting Chief Operating Officer until leaving the Partnership in August 2000.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

     Nicholas L. Ribis. Concurrent with the initial public offering of THCR in
     -----------------
June 1995, Mr. Ribis, THCR and THCR Holdings entered into the Ribis Employment Agreement, pursuant to which Mr. Ribis served as President and Chief Executive Officer of THCR and Chief Executive Officer of THCR Holdings. The term of the Ribis Employment Agreement was five years. Pursuant to the Ribis Employment Agreement, Mr. Ribis' annual salary was $1,996,500, payable in equal parts by THCR, Plaza Associates, Taj Associates and the Partnership. In the event Mr. Ribis' employment was terminated by THCR other than for "Cause," or if Mr. Ribis incurred a "constructive termination without cause," Mr. Ribis was entitled to receive a severance payment equal to one year's base salary, and granted phantom stock units and options would fully vest. The Ribis Employment Agreement defined "Cause" as (i) Mr. Ribis' conviction for certain crimes, (ii) Mr. Ribis' gross negligence or willful misconduct in carrying out his duties, (iii) revocation of Mr. Ribis' casino key employee license or (iv) Mr. Ribis' material breach of the Ribis Employment Agreement. "Constructive termination without cause" was defined in the Ribis Employment Agreement as the termination of Mr. Ribis' employment at his initiative following the occurrence of certain events, including (i) a reduction in compensation, (ii) failure to elect Mr. Ribis as Chief Executive Officer of THCR, (iii) failure to elect Mr. Ribis a director of THCR or (iv) a material diminution of his duties. The phantom stock units would also automatically vest upon the death or disability of Mr. Ribis. The Ribis Employment Agreement also provided for up to an aggregate of $2.0 million of loans to Mr. Ribis to be used by Mr. Ribis to pay his income tax liability in connection with stock options, phantom stock units and stock bonus awards, which loans would have been forgiven, including both principal and interest, in the event of a "Change of Control." The Ribis Employment Agreement defined "Change of Control" as the occurrence of any of the following events: (i) any person (other than THCR Holdings, Trump or an affiliate of either) becoming a beneficial owner of 50.0% or more of the voting stock of THCR, (ii) the majority of the Board of Directors of THCR consisting of individuals that were not directors on June 12, 1995 (the "June 12 Directors"), provided, however, that any person who became a director subsequent to June 12, 1995, would have been considered a June 12 Director if his election or nomination had been supported by at least three-quarters of the June 12 Directors, (iii) the adoption and implementation by THCR of a plan of liquidation or (iv) if all or substantially all of the assets or business of THCR were disposed of in a sale or business combination in which shareholders of THCR would not beneficially own the same proportion of voting stock of the successor entity. The Ribis

Employment Agreement also provided certain demand and piggyback registration rights for THCR Common Stock issued pursuant to the foregoing. Pursuant to the Ribis Employment Agreement, Mr. Ribis had agreed that upon termination of his employment other than for "Cause" or following a "Change of Control," he would not have engaged in any activity competitive with THCR for a period of up to one year.

     Mr. Ribis also had an employment agreement with each of Taj Associates and the Partnership pursuant to which Mr. Ribis acted as Chief Executive Officer of Taj Associates and the Partnership, respectively. These agreements were terminated in connection with the acquisitions of the Taj Mahal and Trump Marina, and Mr. Ribis was compensated for his services to Taj Associates and the Partnership under the Ribis Employment Agreement.

     On June 12, 2000, the Ribis Employment Agreement expired in accordance with its terms.

     Mark A. Brown. On January 4, 2000, Mark A. Brown's employment agreement
     -------------
with the Partnership, dated as of March 6, 1998, was amended and assigned to Taj Associates (the "Brown Employment Agreement"). The Brown Employment Agreement was to expire on January 2, 2003 and provided for annual compensation of $600,000, $650,000, and $700,000 during 2000, 2001, and 2002, respectively. On
August 4, 2000, the Brown Employment Agreement was amended, effective as of July 1, 2000 (the "Brown Amended Employment Agreement"), to confirm Mr. Brown's employment as President and Chief Executive Officer of each of Taj Associates, Plaza Associates, the Partnership and Trump Indiana (collectively, the "Trump Entities"), subject to necessary licensing by the Indiana Gaming Commission. The Brown Amended Employment Agreement expires on July 31, 2003. During the term of the Brown Amended Employment Agreement, Mr. Brown is to receive an annual salary of (i) $1.0 million, effective as of July 1, 2000, (ii) $1.1 million, commencing January 1, 2001, and (iii) $1.2 million, commencing January 1, 2002. Upon 180 days' notice prior to expiration, the Brown Amended Employment Agreement may be extended by the Trump Entities to July 31, 2005. If so extended, Mr. Brown is to receive an annual salary of (i) $1.3 million, commencing August 1, 2003, and
(ii) $1.4 million, commencing August 1, 2004. Mr. Brown's employment may be terminated by the Trump Entities for "Cause," defined as (i) the revocation of Mr. Brown's casino key employee license, (ii) Mr. Brown's conviction for certain crimes, (iii) Mr. Brown's disability or death or (iv) Mr. Brown's breach of loyalty to the Trump Entities. Upon termination for "Cause," Mr. Brown is entitled to receive compensation earned as of the date of termination; provided, however, that if Mr. Brown's employment is terminated due to Mr. Brown's death or disability, Mr. Brown or his estate will be entitled to a lump sum severance payment equal to six months' compensation based on his then current salary. Mr. Brown may terminate the Brown Amended Employment Agreement at any time following a "Change of Control," effective on the 30th day after such notice, and Mr. Brown shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Brown Amended Employment Agreement. "Change of Control" is defined as (i) the acquisition of (x) the Trump Entities or (y) more than thirty-five percent (35.0%) of THCR's Common Stock, or equivalent limited partnership interests, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of Trump Entities. Also, in the event Mr. Brown is transferred to a position located outside of Atlantic City, New Jersey, Mr. Brown shall have the right to terminate his employment within seven days of the occurrence of such transfer and be entitled to receive a severance payment equal to three months' compensation based on his then current salary. During the term of the Brown Amended Employment Agreement, Mr. Brown has agreed not to obtain employment for or on behalf of any other casino hotel located in Atlantic City, New Jersey.

     Lawrence J. Mullin. The Partnership entered into an employment agreement
     ------------------
with Lawrence J. Mullin on July 24, 1995, as amended most recently in January 2000 (the "Mullin Employment Agreement"), pursuant to which Mr. Mullin serves as the Partnership's President and Chief Operating Officer. The Mullin Employment Agreement expires on January 2, 2003, unless terminated by Mr. Mullin upon the occurrence of a "Change of Control" (as defined in the Mullin Employment Agreement). The Mullin Employment Agreement provides for an annual base salary of (i) $350,000 in 2000, (ii) $400,000 in 2001 and (iii) $450,000 in 2002, plus a discretionary bonus. Mr. Mullin's employment may be terminated by the Partnership for "Cause," defined as (i) the revocation of Mr. Mullin's casino key employee license, (ii) Mr. Mullin's negligence or willful malfeasance, (iii) Mr. Mullin's disability or death or (iv) Mr. Mullin's breach of loyalty to the

Partnership. Upon termination for "Cause," Mr. Mullin is entitled to receive compensation earned as of the date of termination. Mr. Mullin may also terminate the Mullin Employment Agreement at any time following a "Change of Control," effective on the 30th day after such notice. "Change of Control" is defined as
(i) the acquisition of (x) the Partnership or (y) more than thirty-five percent (35.0%) of THCR's Common Stock, or equivalent limited partnership interests of THCR Holdings, by an unrelated party, (ii) Mark Brown no longer being employed as the President or Chief Executive Officer of the Partnership or (iii) the sale or long-term lease of all or substantially all of the assets of the Partnership. During the term of the Mullin Employment Agreement, Mr. Mullin has agreed to devote his full time attention and efforts to the Partnership and not to obtain employment with, directly or indirectly, consult with or otherwise engage in any other activities of a business nature for any person or entity, without the Partnership's prior written consent.

Compensation of the Board of Directors

     Each member of the Board of Partner Representative of the Partnership (other than Messrs. Trump, Pickus and Burke) receives (i) an annual stipend of $50,000, (ii) $2,500 per meeting attended and (iii) reasonable out-of-pocket expenses incurred in attending any meeting of the Board of Partner Representatives.

Compensation Committee Interlocks and Insider Participation

     In general, the compensation of executive officers of the Partnership is determined by the Board of Partner Representatives, which is composed of Messrs. Trump, Pickus, Burke, Leahy, Leib and Pacholder. Executive officers of Funding do not receive any additional compensation for serving in such capacity.

     Castle Acquisition. On October 7, 1996, THCR Holdings acquired from Trump all of the outstanding equity of the Partnership. See "Business; General."

     Certain Related Party Transactions. Beginning in late 1997, the Partnership began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced the Partnership's revenues. In 1998, 1999 and 2000, Trump AC incurred approximately $239,000, $636,000 and $173,000, respectively, for customer costs associated with such utilization. In exchange for having Trump's airplane available to customers of Trump Marina, the Partnership incurred pilot costs of approximately $49,000, $60,000 and $60,000, for the years ended December 31, 1998, 1999 and 2000, respectively.

     Services Agreement. On December 28, 1993, the Partnership entered into a services agreement with TCI-II (the "Services Agreement"). In general, the Services Agreement obligates TCI-II to provide to the Partnership, from time to time when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other services (collectively, the "Services") with respect to the business and operations of the Partnership, in exchange for certain fees to be paid only in those years in which EBITDA (EBITDA represents income from operations before depreciation, amortization, restructuring costs and the non-cash write-down of CRDA investments) exceeds prescribed amounts.

     In consideration for the Services to be rendered by TCI-II, the Partnership is obligated to pay an annual fee (which is identical to the fee which was payable under the previously existing management agreement) to TCI-II in the amount of $1.5 million for each year in which EBITDA exceeds the following amounts for the years indicated: (i) 1993-$40.5 million; (ii) 1994-$45.0 million; and (iii) 1995 and thereafter- $50.0 million. If EBITDA in any fiscal year does not exceed the applicable amount, no annual fee shall be payable. In addition, if the annual fee is attained, TCI-II will be entitled to receive an incentive fee beginning with the fiscal year ending December 31, 1994 in an amount equal to 10.0% of EBITDA in excess of $45.0 million for such fiscal year. The Partnership will also be required to advance to TCI-II a monthly fee of $125,000 which shall be applied toward the annual fee, provided, however, that no advances will be made during any year if and for so long as the Managing Partner (defined in the Services Agreement as Mr. Trump) determines, in his good faith reasonable judgment, that the Partnership's budget and year-to-date performance indicate that the minimum EBITDA levels (as specified above) for such year will not be met. If for any year during which annual fee advances have been made it is determined that the annual fee was not earned, TCI-II will be obligated to promptly repay any amounts previously advanced. For purposes of calculating EBITDA under the Services Agreement, any incentive fees paid in respect of 1994 or thereafter shall not be deducted in determining net income. Pursuant to the Services Agreement, Mr. Trump earned approximately $2.3 million based on the Partnership's EBITDA in each of the years ended December 31, 2000 and 1999. For the fiscal year ended December 31, 1998, no fees or expenses were payable by the Partnership under the Services Agreement. The Services Agreement expires on December 31, 2005.

     Trump License Agreement. Trump has granted the Partnership a license to use the Marks in connection with the operations of Trump Marina since June 17, 1985. See "Business; Trademark/Licensing."

     Other Relationships. The Securities and Exchange Commission requires registrants to disclose the existence of any other corporation in which both (i) an executive officer of the registrant serves on the board of directors and/or compensation committee, and (ii) a director of the registrant serves as an executive officer. Messrs. Pickus and Burke and executive officers of the Partnership, serve on the Board of Directors of other entities in which members of the Board of Partner Representatives (namely, Messrs. Trump, Burke and Pickus) serve and continue to serve as executive officers. The Partnership believes that such relationships have not affected the compensation decisions made by the Board of Partner Representatives in the last fiscal year.

     Mr. Ribis also served on the Board of Directors of Realty Corp. which, prior to April 17, 1996, leased certain real property to Taj Associates, of which Trump is an executive officer. Trump, however, does not receive any compensation for serving as an executive officer of Realty Corp.

     Mr. Trump serves on the Board of Directors of THCR of which Trump is Chairman of the Board. Messrs. Pickus and Burke are executive officers of THCR and are compensated for their services by THCR.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information with respect to the amount of
(i) Funding's Common Stock and (ii) TCHI's Common Stock owned by beneficial owners of more than 5.0% of Funding's Common Stock or 5.0% of TCHI's Common Stock. Neither Funding nor TCHI have another class of equity securities outstanding.

                                                                                   Amount and
                                                                              Nature of Beneficial      Percent of
        Title or Class             Name and Address of Beneficial Owners            Ownership             Class
        --------------             -------------------------------------            ---------             -----
Common Stock, no par                  Trump's Castle Associates, L.P.               200 shares           100.0%
value, of Funding ...........        Huron Avenue and Brigantine Blvd.
                                      Atlantic City, New Jersey 08401

Common Stock, no par              Trump Hotels & Casino Resorts Holdings,L.P.       100 shares           100.0%
value of TCHI ...............                  1000 Boardwalk
                                      Atlantic City, New Jersey 08401

     All of the equity interests of the Partnership are beneficially owned by THCR Holdings. THCR Holdings is a 99.0% limited partner of the Partnership and TCHI, a wholly-owned subsidiary of THCR Holdings, is a 1.0% general partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Affiliate party transactions are governed by the provisions of the indentures pursuant to which the Mortgage Notes, Senior Notes and the PIK Notes were issued, which provisions generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party, and require the approval of a majority of the Noteholder Representatives of the Board of Partner Representatives for certain affiliated transactions.

     Trump, Ribis and certain affiliates have engaged in certain related party transactions with respect to the Partnership. See "Executive Compensation;- Compensation Committee Interlocks and Insider Participation;-Services Agreement" and "-Other Relationships."

     The Partnership entered into the Casino Services Agreement with TCS pursuant to which TCS provides the Partnership with certain management, financial and other functions and services necessary and incidental to the operations of Trump Marina. Effective December 31, 2000, TCS was merged into Taj Associates, and the Casino Services Agreement was assumed by Trump Administration, a division of Taj Associates. See "-Business; General."

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

     (b) Reports on Form 8-K. The Registrants did not file any reports on Form 8-K during the quarter ended December 31, 2000.

     (c) Exhibits. All exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Securities and Exchange Commission.

Exhibit  No.
------------

3(1) Amended and Restated Certificate of Incorporation of Trump's Castle Funding Inc.

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

4.41(14) Indenture of Mortgage and Security Agreement, dated as of April 17, 1998, between Trump's Castle Associates, L.P. as Mortgagor/Debtor, and Trump's Castle Hotel & Casino, Inc., as Mortgagee/Secured Party.

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

10.42(8) Option Agreement, dated as of June 23, 1995, between Hamilton Partners, L.P. and Trump's Castle Associates.

10.43(9) Form of Amended and Restated Term Note, dated as of May 28, 1995, between Midlantic Bank, N.A. and Trump's Castle Associates.

10.44(11)    Severance Agreement dated June 16, 1995, between Robert E.
             Schaffhauser and Trump's Castle Associates.

10.45(11)    Employment Agreement dated July 10, 1995, between Mark A. Brown and
             Trump's Castle Associates.

10.45.1 Second Amendment, dated August 3, 2000, to the Employment Agreement, dated March 6, 1998, between Mark A. Brown and Trump's Castle Associates, as assigned to Trump Taj Mahal Associates and amended effective January 3, 2000.

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

10.48(13)    Employment Agreement between R. Bruce McKee and Trump Taj Mahal
             Associates, dated August 1,1994.

10.49(16)    Employment Agreement, dated July 24, 1995, as amended, between
             Lawrence J. Mullin and Trump's Castle Associates, L.P.

10.49.1(17)  Amendment, dated January 2000, to Employment Agreement between
             Lawrence J. Mullin and Trump's Castle Associates, L.P.

21(17) List of Subsidiaries of Trump's Castle Hotel & Casino, Inc., Trump's Castle Associates, L.P. and Trump's Castle Funding, Inc.
-------------
(1) Incorporated herein by reference to the Exhibit to Trump's Castle Funding, Inc. and Trump's Castle Associates' Registration Statement on Form S-4, Registration No. 33-68038.

(2)    Incorporated herein by reference to the Exhibit to Amendment No. 5 to the
       Schedule 13E-3 of TC/GP, Inc. and Castle Associates, File No. 5-36825, filed with the SEC on January on January 11, 1994.

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

(17) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump's Castle Hotel & Casino, Inc., Trump's Castle Funding, Inc. and Trump's Castle Associates, L.P. for the year ended December 31, 1999.

     (d) Financial Statement Schedules. See "Financial Statements and Supplementary Data-Index to Financial Statements and Financial Statement Schedules" for a list of the financial statement schedules included in this Annual Report.

            IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Annual Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report. The inclusion of the forward-looking statements contained in this Annual Report should not be regarded as a representation by the Registrants or any other person that the forward-looking statements contained in this Annual Report will be achieved. In light of the foregoing, readers of this Annual Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Annual Report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

                                        TRUMP'S CASTLE HOTEL & CASINO, INC.

                                        /s/ Donald J. Trump
                                        ---------------------------
                                        Donald J. Trump
                                        President and Chief Executive Officer


                                        TRUMP'S CASTLE FUNDING, INC.

                                        /s/ Donald J. Trump
                                        ---------------------------
                                        Donald J. Trump
                                        President and Chief Executive Officer


                                        TRUMP'S CASTLE ASSOCIATES, L.P.
                                        By: Trump's Castle Hotel & Casino, Inc.,
                                            General Partner


                                        /s/ Donald J. Trump
                                        ---------------------------
                                        Donald J. Trump
                                        President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

TRUMP'S CASTLE HOTEL & CASINO, INC.


     Name                     Position                            Date
     ----                     --------                            ----

/s/ Donald J. Trump       Chairman of the Board, President and    March 30, 2001
-------------------       Chief Executive Officer (principal
Donald J. Trump           executive officer)


/s/ John P. Burke         Executive Vice President, Corporate     March 30, 2001
-----------------         Treasurer and Director (principal
John P. Burke             financial officer)


/s/ Robert M. Pickus      Director                                March 30, 2001
--------------------
Robert M. Pickus


/s/ Thomas F. Leahy       Director                                March 30, 2001
-------------------
Thomas F. Leahy


/s/ Walter L. Leib        Director                                March 30, 2001
------------------
Walter L. Leib


/s/ Asher O. Pacholder    Director                                March 30, 2001
----------------------
Asher O. Pacholder


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the date indicated.

TRUMP'S CASTLE FUNDING, INC.

       Name                           Position                                Date
       ----                           --------                                ----
/s/ Donald J. Trump              Chairman of the Board, President and        March 30, 2001
-------------------              Chief Executive Officer (principal
Donald J. Trump                  executive officer and sole director)


/s/ Francis X. McCarthy, Jr.     Chief Financial Officer, Chief              March 30, 2001
----------------------------     Accounting Officer (principal financial
Francis X. McCarthy, Jr.         officer)


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the date indicated.

TRUMP CASTLE ASSOCIATES, L.P.

By: Trump's Castle & Hotel, Inc., General Partner

          Name                             Position                                Date
          ----                             --------                                ----

/s/ Donald J. Trump               Chairman of the Board                     March 30, 2001
-------------------
Donald J. Trump

/s/ Mark A. Brown                 President and Chief Executive             March 30, 2001
-----------------                 Officer (principal executive officer)
Mark A. Brown

/s/ Francis X. McCarthy, Jr.      Chief Financial Officer (principal        March 30, 2001
---------------------------       financial officer)
Francis X. McCarthy, Jr.

/s/ Robert M. Pickus              Director                                  March 30, 2001
--------------------
Robert M. Pickus

/s/ John P. Burke                 Director                                  March 30, 2001
-----------------
John P. Burke

/s/ Thomas F. Leahy               Director                                  March 30, 2001
-------------------
Thomas F. Leahy

/s/ Walter L. Leib                Director                                  March 30, 2001
------------------
Walter L. Leib

/s/ Asher O. Pacholder            Director                                  March 30, 2001
----------------------
Asher O. Pacholder


     Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

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

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                            Page
                                                                            ----
Trump's Castle Associates, L.P. and Subsidiary

     Report of Independent Public Accountants ...........................   F-2

     Consolidated Balance Sheets as of December 31, 1999 and 2000 .......   F-3

     Consolidated Statements of Operations for the years ended
       December 31, 1998, 1999 and 2000 .................................   F-4

     Consolidated Statements of Partners' Capital for the years
       ended December 31, 1998, 1999 and 2000 ...........................   F-5

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1998, 1999 and 2000 .................................   F-6

     Notes to Consolidated Financial Statements .........................   F-7

Financial Statement Schedule

     Schedule II -- Valuation and Qualifying Accounts for the years
       ended December 31, 1998, 1999 and 2000 ...........................   S-1

Other Schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump's Castle Associates, L.P. and Subsidiary:

         We have audited the accompanying consolidated balance sheets of Trump's Castle Associates, L.P. (a New Jersey limited partnership) and Subsidiary as of December 31, 1999 and 2000, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump's Castle Associates, L.P. and Subsidiary as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

Roseland, New Jersey
February 2, 2001

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        December 31,  December 31,
                                                           1999         2000
                                                        ------------  -----------
                                ASSETS
CURRENT ASSETS
     Cash and cash equivalents .......................   $  21,413    $  21,236
     Trade receivables, less allowance for
       doubtful accounts of $2,001 and
       $2,214, respectively  (Note 2) ................       9,167       12,921
     Other receivables ...............................       1,460        2,835
     Inventories (Note 2) ............................       3,292        3,125
     Prepaid expenses and other current assets .......       1,825        2,011
                                                         ---------    ---------
              Total current assets ...................      37,157       42,128
                                                         ---------    ---------
PROPERTY AND EQUIPMENT (Notes 2 and 3)
     Land and land improvements ......................      92,190       92,379
     Buildings and building improvements .............     407,717      409,324
     Furniture, fixtures and equipment ...............      36,394       41,918
                                                         ---------    ---------
                                                           536,301      543,621
     Less-Accumulated depreciation
       and amortization ..............................      54,570       71,635
                                                         ---------    ---------
                                                           481,731      471,986
                                                         ---------    ---------
OTHER ASSETS .........................................      14,480       11,179
                                                         ---------    ---------
              Total assets ...........................   $ 533,368    $ 525,293
                                                         =========    =========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Current maturities-long term debt (Note 3) ......   $   1,296    $   1,136
     Trade accounts payable ..........................       7,878        8,766
     Due to affiliates (Note 4) ......................      20,116       17,042
     Accrued payroll and related expenses ............       7,053        6,889
     Accrued interest payable  (Note 3) ..............       4,701        4,701
     Self insurance reserves (Note 5) ................       4,142        3,342
     Other ...........................................       7,284        7,626
                                                         ---------    ---------
              Total current liabilities ..............      52,470       49,502
LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 3) .....     389,045      409,511
OTHER LONG-TERM LIABILITIES ..........................       3,548        3,565
                                                         ---------    ---------
              Total liabilities ......................     445,063      462,578
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES (Note 5)
PARTNERS' CAPITAL (Notes 3 and 4)
     Contributed capital .............................     175,395      175,395
     Accumulated deficit .............................     (87,090)    (112,680)
                                                         ---------    ---------
              Total partners' capital ................      88,305       62,715
                                                         ---------    ---------
              Total liabilities and partners'
                capital ..............................   $ 533,368    $ 525,293
                                                         =========    =========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                              For the Years Ended December 31,
                                               1998         1999         2000
                                               ----         ----         ----
REVENUES
   Gaming (Note 2) ......................   $ 262,078    $ 269,321    $ 267,377
   Rooms ................................      16,121       16,197       17,640
   Food and beverage ....................      34,037       34,376       33,804
   Other ................................      10,806       10,672       10,124
                                            ---------    ---------    ---------
        Gross revenues ..................     323,042      330,566      328,945
   Less-Promotional allowances (Note 2) .      38,659       36,767       36,303
                                            ---------    ---------    ---------
        Net revenues ....................     284,383      293,799      292,642
                                            ---------    ---------    ---------
COSTS AND EXPENSES (Notes 2, 4, 5 and 6)
   Gaming ...............................     166,994      163,465      161,810
   Rooms ................................       3,283        4,191        4,272
   Food and beverage ....................       9,599       10,846       10,927
   General and administrative ...........      60,054       66,420       68,557
   Depreciation and amortization (Note 2)      16,612       17,340       17,381
                                            ---------    ---------    ---------
                                              256,542      262,262      262,947
                                            ---------    ---------    ---------
        Income from operations ..........      27,841       31,537       29,695
INTEREST INCOME .........................         869          811        1,490
INTEREST EXPENSE (Note 3) ...............     (52,264)     (54,157)     (56,775)
                                            ---------    ---------    ---------
        Net loss ........................   $ (23,554)   $ (21,809)   $ (25,590)
                                            =========    =========    =========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)

                                        Contributed   Accumulated
                                          Capital       Deficit         Total
                                        -----------   -----------     ---------
Balance at December 31, 1997......       $ 175,395     $ (41,727)     $ 133,668

    Net loss .....................            --         (23,554)       (23,554)
                                         ---------     ---------      ---------
Balance at December 31, 1998......         175,395       (65,281)       110,114

    Net loss .....................            --         (21,809)       (21,809)
                                         ---------     ---------      ---------
Balance at December 31, 1999......         175,395       (87,090)        88,305

    Net loss .....................            --         (25,590)       (25,590)
                                         ---------     ---------      ---------
Balance at December 31, 2000......       $ 175,395     $(112,680)     $  62,715
                                         =========     =========      =========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         For the Years Ended December 31,
                                                                          1998        1999         2000
                                                                          ----        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .........................................................   $(23,554)   $(21,809)   $(25,590)
   Adjustments to reconcile net loss to net cash flows provided by operating activities --
     Depreciation and amortization ..................................     16,612      17,340      17,381
     Issuance of PIK debt in satisfaction of accrued interest .......     11,614      13,281      15,188
     Accretion of bond discount .....................................      3,754       4,382       5,122
     Provision for losses on receivables ............................        951         764       1,318
     Valuation allowance - CRDA investments .........................      1,149       1,444       3,680
     Increase in receivables ........................................     (1,324)     (2,990)     (5,275)
     Decrease (increase) in inventories .............................         70        (272)        167
     Decrease (increase) in prepaid expenses and other current assets        182          59        (186)
     Decrease in due from affiliate .................................       --         1,250        --
     Decrease (increase) in other assets ............................        111         (24)        956
     Increase (decrease) in due to affiliates .......................        123      (1,675)     (3,373)
     Increase (decrease) in current liabilities .....................      1,535        (239)        264
     (Decrease) increase in other long-term liabilities .............     (1,189)          7          17
                                                                        --------    --------    --------
       Net cash flows provided by operating activities ..............     10,034      11,518       9,669
                                                                        --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment, net .......................     (2,761)     (4,553)     (5,114)
     Purchases of CRDA investments ..................................     (3,241)     (3,368)     (3,347)
                                                                        --------    --------    --------
       Net cash flows used in investing activities ..................     (6,002)     (7,921)     (8,461)
                                                                        --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of other borrowings ..................................    (64,480)     (1,907)     (1,385)
     Proceeds of other borrowings ...................................     67,000        --          --
     Cost of issuing debt ...........................................     (1,301)       --          --
                                                                        --------    --------    --------
       Net cash flows provided by (used in) financing activities ....      1,219      (1,907)     (1,385)
                                                                        --------    --------    --------
       Net increase (decrease) in cash and cash equivalents .........      5,251       1,690        (177)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................     14,472      19,723      21,413
                                                                        --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................   $ 19,723    $ 21,413    $ 21,236
                                                                        ========    ========    ========
SUPPLEMENTAL INFORMATION:
     Cash paid for interest .........................................   $ 35,962    $ 36,383    $ 36,142
                                                                        ========    ========    ========
     Purchase of equipment under capitalized lease obligations ......   $     71    $  4,059    $  1,383
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

         The Partnership operates the Trump Marina Hotel Casino ("Trump Marina"), a luxury casino hotel located in the Marina District of Atlantic City, New Jersey. The majority of Trump Marina's revenues are derived from its gaming operations. Competition in the Atlantic City gaming market is intense, and while no significant expansion is expected in 2001, the Partnership believes that competition will continue to intensify due to planned future expansion by existing operators and as new entrants to the gaming industry become operational.

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

         The Partnership provides an allowance for doubtful accounts arising from casino, hotel and other services, which is based upon a specific review of certain outstanding receivables and historical collection performance. In determining the amount of the allowance, the Partnership is required to make certain estimates and assumptions. Actual results may differ from these estimates and assumptions.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Promotional Allowances

         Gross revenues include the retail value of the complimentary food, beverage and hotel services provided to patrons. The retail value of these promotional allowances is deducted from gross revenues to arrive at net revenues. The costs of such complimentaries have been included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of:

                                             For the Year Ended December 31,
                                            1998          1999          2000
                                            ----          ----          ----
Rooms .............................     $11,258,000   $10,680,000   $10,123,000
Food and Beverage .................      21,904,000    21,635,000    20,976,000
Other .............................       5,082,000     3,668,000     3,061,000
                                         ----------   -----------   -----------
                                        $38,244,000   $35,983,000   $34,160,000
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

         As of December 31, 2000, the Partnership had New Jersey state net operating loss carryforwards of approximately $108,500,000, which are available to offset taxable income through the year 2007. The net operating loss carryforwards result in a deferred tax asset of $9,765,000, which has been offset by a valuation allowance of $9,765,000, as utilization of such carryforwards is not considered to be likely.

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

         Reclassifications

         Certain reclassifications have been made to the prior period financial statements in order to conform to the 2000 presentation.

(3)  Long-Term Debt

     Long-term debt consists of:

                                                December 31,   December 31,
                                                    1999           2000
                                                ------------   ------------
Mortgage Notes, due 2003
   (Net of discount of $22,906,000 and
      $18,383,000, respectively).............   $219,235,000   $223,758,000
PIK Notes, due 2005
   (Net of discount of $6,325,000 and
      $5,726,000, respectively) .............     99,466,000    115,253,000
Senior Notes, due 2003 ......................     62,000,000     62,000,000
Working Capital Loan, due 2003 ..............      5,000,000      5,000,000
Capital lease obligations ...................      4,640,000      4,636,000
                                                ------------   ------------
     Total debt .............................    390,341,000    410,647,000
Less-current maturities .....................      1,296,000      1,136,000
                                                ------------   ------------
     Long-term debt .........................   $389,045,000   $409,511,000
                                                ============   ============

         The Mortgage Notes bear interest at 11 3/4%, payable in cash semi-annually, and mature on November 15, 2003. The Mortgage Notes may be redeemed at Funding's option at a rate of 101.958% of the principal amount at December 31, 2000 and to 100% at December 31, 2001 and thereafter.

         The PIK Notes bear interest at 13 7/8% payable at Funding's option in whole or in part in cash and through the issuance of additional PIK Notes through November 15, 2003. After November 15, 2003, interest on the PIK Notes is payable in cash at the rate of 13 7/8%. The PIK Notes mature on November 15, 2005. The PIK Notes may be redeemed at Funding's option at 100% of the principal amount under certain conditions, as defined in the PIK Note Indenture, and a specified percentage is required to be redeemed from the proceeds of any equity offering of the Partnership. Interest payments of $11,614,000, $13,281,000 and $15,188,000 in 1998, 1999 and 2000, respectively, were satisfied by the issuance of additional PIK Notes. The Partnership anticipates that interest due in 2001 will also be satisfied through the issuance of additional PIK Notes. THCR Holdings owns approximately 90% of the PIK Notes.

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

         The Partnership has entered into various capital leases which are secured by equipment. These leases mature on various dates during the years 2001 through 2005.

         Future minimum payments under capital leases (principal portion included in the table of debt maturities below) are as follows:

     2001........................................  $   1,793,000
     2002........................................      3,337,000
     2003........................................        514,000
     2004........................................         11,000
     2005........................................          9,000
                                                   -------------
     Total minimum payments......................      5,664,000
     Less:  amount representing interest.........     (1,028,000)
                                                   -------------
     Present value of minimum lease payments.....  $   4,636,000
                                                   =============

         The aggregate maturities of long-term debt as of December 31, 2000 are as follows:

     2001......................................    $   1,136,000
     2002......................................        2,993,000
     2003......................................      309,631,000
     2004......................................            9,000
     2005......................................      120,987,000
                                                   -------------
                                                   $ 434,756,000
                                                   =============

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

         Pursuant to the Services Agreement, the Partnership is required to pay an annual fee in the amount of $1,500,000 to TCI-II for each year in which Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined, exceeds $50,000,000. In addition, if the annual fee is attained, TCI-II is to receive an incentive fee equal to 10% of the excess EBITDA over $45,000,000 for such fiscal years. The Services Agreement expires on December 31, 2005.

         For the year ended December 31, 1998, the Partnership incurred no fees and expenses under the Services Agreement. For the years ended December 31, 1999 and 2000, the Partnership incurred fees and expenses of $2,258,000 and $2,306,000, respectively.

         Transactions with Affiliates

         At December 31, 1999 and 2000, amounts due to affiliates were $20,116,000 and $17,042,000, respectively. The Partnership has engaged in limited intercompany transactions with Trump Plaza Associates ("Plaza Associates"), Trump Taj Mahal Associates ("Taj Associates"), Trump Casino Services, L.L.C. ("TCS"), THCR, and the Trump Organization, all of which are affiliates of Trump.

         Beginning in late 1997, Castle Associates has utilized certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced Castle Associates' revenues. In 1998, 1999 and 2000, Castle Associates incurred approximately $239,000, $636,000 and $173,000, respectively, for customer costs associated with such utilization. Also, in exchange for having Trump's plane available to customers of Trump Marina, Castle Associates has incurred pilot costs of approximately $49,000, $60,000 and $60,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

         TCS, which was formed for the purpose of realizing cost savings and operational synergies, provided certain administrative functions and certain services to Plaza Associates, Taj Associates and the Partnership. Effective December 31, 2000, TCS was merged into Taj Associates, and the obligations and administrative duties

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and responsibilities of TCS were assumed by Trump Administration, a division of Taj Associates ("Trump Administration"). Management believes that Trump Administration's services will continue to result in substantial cost savings and operational synergies for Plaza Associates, Taj Associates and the Partnership.

         Partnership Agreement

         Under the terms of the Partnership Agreement, the Partnership is required to pay all costs incurred by TCI-II. For the years ended December 31, 1998, 1999 and 2000, the Partnership paid no expenses on behalf of TCI-II.

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

         Employment Agreements

         The Partnership has entered into employment agreements with certain key employees which expire at various dates through January 2, 2003. Total minimum commitments on these agreements at December 31, 2000 were approximately $850,000.

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

         For the years ended December 31, 1998, 1999 and 2000, the Partnership charged to operations $1,149,000, $1,444,000 and $3,680,000, respectively, to give effect to the below market interest rates and valuation allowance adjustments associated with CRDA deposits and bonds. From time to time, the Partnership has elected to donate funds it has on deposit with the CRDA for various projects. Donations in the amounts of $130,000, $98,000 and $5,769,000 were made during the years ended December 31, 1998, 1999 and 2000, respectively. As a result of these donations, the Partnership charged to operations $65,000, $55,000 and $2,553,000 during the years ended December 31, 1998, 1999 and 2000, respectively.

(6)  Employee Benefit Plans

         The Partnership has a retirement savings plan for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 20% of their earnings (as defined) to the plan up to the maximum amount permitted by law, and the Partnership will match 50% of an eligible employee's contributions up to a maximum of 6% of the employee's earnings. The Partnership recorded charges of approximately $1,138,000, $1,117,000 and $1,086,000 for matching contributions for the years ended December 31, 1998, 1999 and 2000, respectively.

         The Partnership makes payments to various trusteed multi-employer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. It is not practical to determine the amount of payments ultimately used to fund pension benefit plans or the current financial condition of the plans. Under the Employee Retirement Income Security Act, the Partnership may be liable for its share of the plans' unfunded liabilities, if any, if the plans are terminated or if the Partnership withdraws from participation in such plans. Pension expense charged to operations for the years ended December 31, 1998, 1999 and 2000 was $598,000, $743,000 and $1,054,000, respectively.

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

         The fair values of the Mortgage Notes and PIK Notes are based on quoted market prices as follows:

                                                      December 31, 1999
                                              Carrying Amount        Fair Value
                                              ---------------        ----------
Mortgage Notes...............................   $219,235,000        $199,766,000
PIK Notes....................................   $ 99,466,000        $ 87,806,000

                                                      December 31, 2000
                                              Carrying Amount        Fair Value
                                              ---------------        ----------
Mortgage Notes...............................   $223,758,000        $184,027,000
PIK Notes ...................................   $115,253,000        $ 54,441,000

         There are no quoted market prices for the Partnership's Senior Notes and Working Capital Loan. A reasonable estimate of their value could not be made without incurring excessive costs.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8)   Financial Information of Funding

         Financial information relating to Funding is as follows:

                                                                                                December 31,   December 31,
                                                                                                    1999           2000
                                                                                                ------------   ------------
Total Assets (including Mortgage Notes Receivable of $242,141,000, net of unamortized discount of $22,906,000 and $18,383,000 at December 31, 1999 and December 31, 2000, PIK Notes Receivable of $105,791,000, net of
      unamortized discount of $6,325,000 at December 31, 1999 and $120,979,000,
      net of unamortized discount of $5,726,000 at December, 31, 2000, Senior
      Notes Receivable of $62,000,000 at December 31, 1999 and December 31, 2000).........      $380,701,000   $401,011,000
                                                                                                ============   ============

Total Liabilities and Capital (including Mortgage Notes Payable of $242,141,000, net of unamortized discount of $22,906,000 and $18,383,000 at December 31,
      1999 and December 31, 2000, PIK Notes Payable of $105,791,000, net of
      unamortized discount of $6,325,000 at December 31, 1999 and $120,979,000,
      net of unamortized discount of $5,726,000 at December 31, 2000, Senior
      Notes Payable of $62,000,000 at December 31, 1999 and December 31, 2000)............      $380,701,000   $401,011,000
                                                                                                ============   ============

                                                                                                  Year Ended December 31,
                                                                                                     1999            2000
                                                                                                     ----            ----
Interest Income...........................................................................       $52,525,000     $55,181,000
Interest Expense..........................................................................        52,525,000      55,181,000
                                                                                                 -----------     -----------
Net Income ...............................................................................       $      --       $      --
                                                                                                 ===========     ===========

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9)  Financial Information of TCHI

          Financial information relating to TCHI is as follows:

                                                   December 31,     December 31,
                                                      1999              2000
                                                   -----------      ------------
Total Assets (including Working Capital
  Loan Receivable of $5,000,000 at
  December 31, 1999 and 2000) .................    $5,000,000        $5,000,000
                                                   ==========        ==========
Total Liabilities and Capital
  (including Working Capital  Loan
  Payable of $5,000,000 at
  December 31, 1999 and 2000) .................    $5,000,000        $5,000,000
                                                   ==========        ==========

                                                      Year Ended December 31,
                                                     1999                2000
                                                   --------           ---------
Interest Income................................    $512,000           $512,000
Interest Expense...............................     512,000            512,000
                                                   --------           --------
Net Income ....................................    $   --             $   --
                                                   ========           ========

(10)Quarterly Financial Data (unaudited)

                                                           1999
                                                           ----
                               First Quarter  Second Quarter   Third Quarter   Fourth Quarter
                               -------------  --------------   -------------   --------------
Net Revenues ..................   $ 64,486      $ 75,718         $ 83,487         $ 70,108
Income from Operations.........   $  4,282      $  9,137         $ 14,771         $  3,347
Net Income/(Loss) .............   $ (8,937)     $ (3,983)        $  1,360         $(10,249)


                                                            2000
                                                            ----
                               First Quarter  Second Quarter   Third Quarter   Fourth Quarter
                               -------------  --------------   -------------   --------------
Net Revenues ..................   $ 63,971      $ 73,912         $ 90,097         $ 64,662
Income from Operations.........   $  4,379      $  7,894         $ 16,023         $  1,399
Net Income/(Loss) .............   $ (9,368)     $ (5,908)        $  2,033         $(12,347)

                                                                     SCHEDULE II

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                        Balance at     Charged to                          Balance at
                                                        Beginning       Costs and           Other            End of
                                                        Of Period       Expenses           Charges           Period
                                                       -----------    -----------       --------------    ------------
YEAR ENDED DECEMBER 31, 1998
   Allowance for doubtful accounts .................   $ 1,479,000    $   951,000       $  (510,000)(A)   $ 1,920,000
                                                       ===========    ===========       ===========       ===========
   Valuation allowance for CRDA investments ........   $ 3,442,000    $ 1,116,000       $      --         $ 4,558,000
                                                       ===========    ===========       ===========       ===========
YEAR ENDED DECEMBER 31, 1999
   Allowance for doubtful accounts .................   $ 1,920,000    $   764,000       $  (683,000)(A)   $ 2,001,000
                                                       ===========    ===========       ===========       ===========
   Valuation allowance for CRDA investments ........   $ 4,558,000    $ 1,444,000       $  (183,000)(B)   $ 5,819,000
                                                       ===========    ===========       ===========       ===========
YEAR ENDED DECEMBER 31, 2000
   Allowance for doubtful accounts .................   $ 2,001,000    $ 1,318,000       $(1,105,000)(A)   $ 2,214,000
                                                       ===========    ===========       ===========       ===========
   Valuation allowance for CRDA investments ........   $ 5,819,000    $ 3,680,000       $(4,513,000)(B)   $ 4,986,000
                                                       ===========    ===========       ===========       ===========

--------

(A) Write-off of uncollectible accounts.

(B) Reversal of allowance applicable to contribution of CRDA investments.