Form 10-Q
period 2001-03-31
TRUMPS CASTLE HOTEL & CASINO INC; TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE ASSOCIATES LP
filed 2001-05-15
CIK 1063882, 770618, 911534

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           --------------------------

(Mark One)                         FORM 10-Q

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2001

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

                                 (609) 441-8406

          (Address, Including Zip Code and Telephone Number, Including

             Area Code, of Registrant's Principal Executive Offices)


           Securities registered pursuant to Section 12(b) of the Act:


       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------
  11-3/4% Mortgage Notes due 2003             American Stock Exchange, Inc
   Increasing Rate Subordinated               American Stock Exchange, Inc.
    Pay-In-Kind Notes due 2005

               ---------------------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: None

               ---------------------------------------------------


     Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No. |_|

     As of May 15, 2001, there were 100 shares of Trump's Castle Hotel & Casino, Inc.'s Common Stock, no par value, outstanding. Trump's Castle Hotel & Casino, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

     As of May 15, 2001, there were 200 shares of Trump's Castle Funding, Inc.'s Common Stock, par value $.01 per share, outstanding. Trump's Castle Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                               INDEX TO FORM 10-Q

                                                                                                        Page No.
                                                                                                        --------
PART I - FINANCIAL INFORMATION

     ITEM 1 - Financial Statements

       Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001 (unaudited)     1

       Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and
             2001 (unaudited) ......................................................................    2

       Condensed Consolidated Statement of Partners' Capital for the three months ended March 31,
             2001 (unaudited) ......................................................................    3

       Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000
             and 2001 (unaudited) ..................................................................    4

       Notes to Condensed Consolidated Financial Statements (unaudited) ............................    5

     ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations     8

     ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk ...........................   11


PART II - OTHER INFORMATION

     ITEM 1 - Legal Proceedings ....................................................................   12

     ITEM 2 - Changes in Securities and Use of Proceeds ............................................   12

     ITEM 3 - Defaults Upon Senior Securities ......................................................   12

     ITEM 4 - Submission of Matters to a Vote of Security Holders ..................................   12

     ITEM 5 - Other Information ....................................................................   12

     ITEM 6 - Exhibits and Reports on Form 8-K .....................................................   12

     SIGNATURES

       Trump's Castle Hotel & Casino, Inc. .........................................................   13
       Trump's Castle Funding, Inc. ................................................................   13
       Trump's Castle Associates, L.P. .............................................................   13

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                              December 31,   March 31,
                                                                 2000           2001
                                                             -----------    -----------
                                                                           (unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash and cash equivalents ...............................   $ 21,236      $ 26,686
   Receivables, net ........................................     15,756        14,988
   Inventories .............................................      3,125         3,133
   Prepaid expenses and other current assets ...............      2,011         1,467
                                                               --------      --------
         Total current assets ..............................     42,128        46,274
PROPERTY AND EQUIPMENT, NET ................................    471,986       469,396
OTHER ASSETS ...............................................     11,179        10,964
                                                               --------      --------
         Total assets ......................................   $525,293      $526,634
                                                               ========      ========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

CURRENT LIABILITIES
   Current maturities-long term debt .......................   $  1,136      $  1,048
   Accounts payable and accrued expenses ...................     26,623        27,550
   Due to affiliates .......................................     17,042        13,646
   Accrued interest payable ................................      4,701        13,531
                                                               --------      --------
         Total current liabilities .........................     49,502        55,775
LONG TERM DEBT, LESS CURRENT MATURITIES ....................    409,511       410,872
OTHER LONG TERM LIABILITIES ................................      3,565         7,866
                                                               --------      --------
         Total liabilities .................................    462,578       474,513
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL ..........................................     62,715        52,121
                                                               --------      --------
         Total liabilities and partners' capital ...........   $525,293      $526,634
                                                               ========      ========


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (in thousands)

                                            For the Three Months Ended March 31,

                                                  2000             2001
                                                --------         --------
REVENUES

   Gaming ..............................        $ 59,325         $ 62,093
   Rooms ...............................           3,547            3,963
   Food and beverage ...................           7,193            7,057
   Other ...............................           1,724            1,610
                                                --------         --------
      Gross revenues ...................          71,789           74,723
   Less-promotional allowances .........           8,030            8,967
                                                --------         --------
      Net revenues .....................          63,759           65,756
                                                --------         --------

COSTS AND EXPENSES
   Gaming ..............................          35,488           38,531
   Rooms ...............................           1,018              690
   Food and beverage ...................           2,181            1,892
   General and administrative ..........          16,352           16,546
   Depreciation and amortization .......           4,341            4,299
                                                --------         --------
                                                  59,380           61,958
                                                --------         --------
      Income from operations ...........           4,379            3,798
INTEREST INCOME ........................             250              233
INTEREST EXPENSE .......................         (13,997)         (14,625)
                                                --------         --------
      Net loss .........................        $ (9,368)        $(10,594)
                                                ========         ========


The accompanying notes are an integral part of these condensed consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (unaudited)
                                 (in thousands)


                                        Contributed    Accumulated
                                          Capital        Deficit        Total
                                          -------        -------        -----
Balance at December 31, 2000 .........  $    175,395   $ (112,680)   $   62,715
Net loss .............................             -      (10,594)      (10,594)
                                        ------------   ----------    ----------
Balance at March 31, 2001 ............  $    175,395   $ (123,274)   $   52,121
                                        ============   ==========    ==========



The accompanying notes are an integral part of this condensed consolidated statement.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)




                                                                 For the Three Months Ended March 31,

                                                                        2000           2001
                                                                     --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ......................................................   $ (9,368)        $(10,594)
   Adjustments to reconcile net loss to net cash flows provided by operating activities -
          Depreciation and amortization ..........................      4,341            4,299
          Accretion of bond discount .............................      1,207            1,409
          Provision for losses on receivables ....................        262              299
          Valuation allowance - CRDA investments .................        281              551
          Decrease in receivables ................................      2,067              511
          Decrease (increase) in inventories .....................         28               (8)
          Decrease in prepaid expenses and other current assets ..        281              544
          Decrease (increase) in other assets ....................        388              (66)
          Increase in current liabilities ........................      7,112            9,757
          Decrease in amounts due to affiliates ..................       (294)          (3,483)
          Increase in other liabilities ..........................      3,610            4,301
                                                                     --------         --------
               Net cash flows provided by operating activities ...      9,915            7,520
                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of property and equipment ....................       (957)          (1,140)
          Purchase of CRDA investments ...........................       (752)            (794)
                                                                     --------         --------
               Net cash flows used in investing activities .......     (1,709)          (1,934)
                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
          Repayment of other borrowings ..........................       (380)            (136)
                                                                     --------         --------
               Net cash flows used in financing activities .......       (380)            (136)
                                                                     --------         --------

               Net increase in cash and cash equivalents .........      7,826            5,450
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................     21,413           21,236
                                                                     --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................   $ 29,239         $ 26,686
                                                                     ========         ========

SUPPLEMENTAL INFORMATION
               Cash paid for interest ............................   $    270         $    178
                                                                     ========         ========


The accompanying notes are an integral part of these condensed consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) Organization and Operations

     The accompanying condensed consolidated financial statements include those of Trump's Castle Associates, L.P., a New Jersey limited partnership (the "Partnership"), and its wholly-owned subsidiary, Trump's Castle Funding, Inc., a New Jersey corporation ("Funding"). The Partnership is 99% owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and 1% by Trump's Castle Hotel & Casino, Inc., a New Jersey corporation ("TCHI"). TCHI is wholly owned by THCR Holdings, and THCR Holdings is currently a 63.4% owned subsidiary of Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR"). THCR and THCR Holdings are reporting companies under the Securities Exchange Act of 1934, as amended, and have filed all the material required to be filed pursuant to Section 13, 14 or 15(d) thereof, as applicable.

     All significant intercompany balances and transactions have been eliminated in these condensed consolidated financial statements.

     The Partnership operates the Trump Marina Hotel Casino ("Trump Marina"), a casino hotel located in the marina district of Atlantic City, New Jersey. The majority of Trump Marina's revenues are derived from its gaming operations.

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

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2000 filed with the SEC by the Partnership, Funding and TCHI.

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three month period ending March 31, 2001 are not necessarily indicative of the operating results for a full year.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

(2) Financial Information of Funding

     Financial information relating to Funding is as follows:





                                              December 31,           March 31,
                                                  2000                  2001
                                              ------------          ------------
Total Assets (including Mortgage
Notes Receivable of $242,141,000,
net of unamortized discount of
$18,383,000 at December 31, 2000
and $17,144,000 at March 31, 2001,
PIK Notes Receivable of
$120,979,000, net of unamortized
discount of $5,726,000 at December
31, 2000 and $5,556,000 at March 31,
2001,Senior Notes Receivable of
$62,000,000 at December 31, 2000
and March 31, 2001) ................          $401,011,000          $402,420,000
                                              ============          ============



Total Liabilities and Capital
(including Mortgage Notes Payable of
$242,141,000, net of unamortized
discount of $18,383,000 at December
31, 2000 and $17,144,000 at March
31, 2001, PIK Notes Payable of
$120,979,000, net of unamortized
discount of $5,726,000 at December
31, 2000 and $5,556,000 at March 31,
2001, Senior Notes Payable of
$62,000,000 at December 31, 2000 and
March 31, 2001) ....................          $401,011,000          $402,420,000
                                              ============          ============




                                                 Three Months Ended March 31,
                                                  2000                   2001
                                              ------------          ------------
Interest Income ....................          $ 13,531,000          $ 14,254,000
Interest Expense ...................            13,531,000            14,254,000
                                              ------------          ------------
Net Income .........................          $       --            $       --
                                              ============          ============

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

(3) Financial Information of TCHI

     Financial information relating to TCHI is as follows:

                                                                      December 31,  March 31,
                                                                           2000        2001
                                                                      -----------   ----------
Total Assets (including Working Capital Loan Receivable of
      $5,000,000 at December 31, 2000 and  March 31, 2001) .........   $5,000,000   $5,000,000
                                                                       ==========   ==========

Total Liabilities and Capital (including Working Capital Loan
      Payable of $5,000,000 at December 31, 2000 and March 31, 2001)   $5,000,000   $5,000,000
                                                                       ==========   ==========



                                                                     Three Months Ended March 31,

                                                                         2000          2001
                                                                       --------      --------
Interest Income ...................................................    $128,000      $128,000
Interest Expense ..................................................     128,000       128,000
                                                                       --------      --------
Net Income ........................................................    $   --        $   --
                                                                       ========      ========



(4) Recent Accounting Pronouncement

     In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues within Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" ("EITF 00-22"). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such rebates have been classified as promotional allowances. The Partnership previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

     Cash flow from operating activities is the Partnership's principal source of liquidity. For the three months ended March 31, 2001, the Partnership's net cash flow provided by operating activities was $7,520,000.

     In addition to funding operations, the Partnership's principal uses of cash are capital expenditures and debt service.

     Capital expenditures for 2001 are anticipated to be approximately $12,000,000 and will consist primarily of slot machine purchases, hotel room renovations, and other ongoing property enhancements.

     The Partnership's debt consists primarily of (i) the Mortgage Notes, (ii) the PIK Notes, (iii) the Senior Notes and (iv) the Working Capital Loan.

     The Mortgage Notes have an outstanding principal amount of approximately $242,141,000, bear interest at the rate of 11 3/4% per annum, payable semi-annually each May and November, and mature on November 15, 2003.

     The PIK Notes have an outstanding principal amount of approximately $120,979,000 and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 13 7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. The Partnership anticipates that interest due in 2001 of approximately $17,368,000 will be paid through the issuance of additional PIK Notes. Approximately 90% of the PIK Notes are currently owned by THCR Holdings.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Results of Operations: Operating Revenues and Expenses

     The financial information presented below reflects the financial condition and results of operations of the Partnership. Funding is a wholly-owned subsidiary of the Partnership and conducts no business other than collecting amounts due under certain intercompany notes from the Partnership for the purpose of paying principal of, premium, if any, and interest on its indebtedness, which Funding issued as a nominee for the Partnership.

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2000 and 2001.

     Gaming revenues are the primary source of the Partnership's revenues and primarily consist of table game and slot machine win. The following chart details activity for the major components of gaming revenue:


                                                    Three Months Ended March 31,
                                                     2000                   2001
                                                     ----                   ----
                                                      (dollars in thousands)
Table Game Revenue ......................         $  13,562           $  14,965
Increase from Prior Period ..............                             $   1,403
Table Game Drop .........................         $  88,395           $  91,636
Increase from Prior Period ..............                             $   3,241
Table Game Win Percentage ...............              15.3%               16.3%
Increase from Prior Period ..............                              1.0 pts.
Number of Table Games ...................                76                  76

Slot Revenue ............................         $  45,633           $  47,001
Increase from Prior Period ..............                             $   1,368
Slot Handle .............................         $ 582,532           $ 612,863
Increase from Prior Period ..............                             $  30,331
Slot Win Percentage .....................               7.8%                7.7%
Decrease from Prior Period ..............                             (0.1) pts.
Number of Slot Machines .................             2,265               2,531
Increase from Prior Period ..............                                   266

Other Gaming Revenue ....................         $     130           $     127
Decrease from Prior Period ..............                                   ($3)

Total Gaming Revenues ...................         $  59,325           $  62,093
Increase from Prior Period ..............                             $   2,768

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Table game revenues increased by approximately $1,403,000, or 10.3%, to $14,965,000 for the three months ended March 31, 2001 from $13,562,000 for the three months ended March 31, 2000. This increase is the result of higher table game drop than the previous year, coupled with an increased table game win percentage. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 15.2% and 15.4% for the three months ended March 31, 2001 and 2000, respectively.

     Slot revenues increased by approximately $1,368,000, or 3.0%, to $47,001,000 for the three months ended March 31, 2001 from $45,633,000 for the three months ended March 31, 2000. This increase is due to a higher slot handle as compared to the previous year, offset by a lower slot win percentage. The increased slot handle is due primarily to sustained marketing programs and events designed specifically for the slot customer.

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

     Nongaming revenues, in the aggregate, increased by approximately $166,000, or 1.3%, to $12,630,000 for the three months ended March 31, 2001 from $12,464,000 for the three months ended March 31, 2000. This increase was due primarily to incremental complimentary room revenues recorded in 2001. Accordingly, promotional allowances increased by approximately $937,000, or 11.7%, to $8,967,000 for the three months ended March 31, 2001 from $8,030,000 for the three months ended March 31, 2000.

     Gaming costs and expenses increased approximately $3,043,000, or 8.6%, to $38,531,000 for the three months ended March 31, 2001 from $35,488,000 for the three months ended March 31, 2000. This was due primarily to the increased spending in promotional and complimentary marketing programs, which was incurred to stimulate gaming revenues.

     Room costs decreased by approximately $328,000, or 32.2%, to $690,000 for the three months ended March 31, 2001 from $1,018,000 for the three months ended March 31, 2000. This decrease is due primarily to associated costs incurred related to a 20.4% decrease in cash rooms revenues generated in 2001 as compared to 2000.

     Food and beverage costs decreased by approximately $289,000, or 13.3%, to $1,892,000 for the three months ended March 31, 2001 from $2,181,000 for the three months ended March 31, 2000. This decrease is due primarily to associated costs incurred related to a 13.4% decrease in food and beverage cash revenues generated in 2001 as compared to 2000.

     Interest expense increased approximately $628,000, or 4.5%, to $14,625,000 for the three months ended March 31, 2001 from $13,997,000 for the three months ended March 31, 2000, primarily due to an increase in the outstanding principal of the PIK Notes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Seasonality

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three month period ending March 31, 2001 are not necessarily indicative of the operating results for a full year.

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

     Not applicable.

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

     Various other legal proceedings are now pending against the Partnership. The Partnership considers all such proceedings to be ordinary ligation incident to the character of its business. Management believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of the Partnership.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not applicable.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5 - OTHER INFORMATION
         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         TRUMP'S CASTLE HOTEL & CASINO, INC.
                                            (Registrant)

Date: May 15, 2001                        By: /s/ Francis X. McCarthy, Jr.
                                              ----------------------------
                                            Francis X. McCarthy, Jr.
                                            Executive Vice President of Finance
                                            and Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)




                                         TRUMP'S CASTLE FUNDING, INC.
                                            (Registrant)

Date: May 15, 2001                        By: /s/ Francis X. McCarthy, Jr.
                                              ----------------------------
                                            Francis X. McCarthy, Jr.
                                            Executive Vice President of Finance
                                            and Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)



                                         TRUMP'S CASTLE ASSOCIATES, L.P.
                                            (Registrant)

                                         By: Trump's Castle Hotel & Casino, Inc.
                                             its general partner

Date: May 15, 2001                        By: /s/ Francis X. McCarthy, Jr.
                                              ----------------------------
                                            Francis X. McCarthy, Jr.
                                            Executive Vice President of Finance
                                            and Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)