Form 10-Q
period 2001-09-30
TRUMPS CASTLE HOTEL & CASINO INC; TRUMPS CASTLE ASSOCIATES LP; TRUMPS CASTLE FUNDING INC
filed 2001-11-14
CIK 1063882, 911534, 770618

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------
   (Mark One)                     FORM 10-Q
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period ended September 30, 2001

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from       to
                           Commission File No.: 1-9029

                       TRUMP'S CASTLE HOTEL & CASINO, INC.
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            New Jersey                                         11-2735914
            ----------                                         ---------
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

                         TRUMP'S CASTLE ASSOCIATES, L.P.
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)
-

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


           Securities registered pursuant to Section 12(b) of the Act:


    Title of Each Class            Name of Each Exchange on Which Registered
    -------------------            -----------------------------------------
 11-3/4% Mortgage Notes due 2003         American Stock Exchange, Inc
   Increasing Rate Subordinated          American Stock Exchange, Inc.
    Pay-In-Kind Notes due 2005

        ----------------------------------------------------------------
        Securities registered pursuant to Section 12(g) of the Act: None
        ----------------------------------------------------------------

     Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No. | |

     As of November 14, 2001, there were 100 shares of Trump's Castle Hotel & Casino, Inc.'s Common Stock, no par value, outstanding. Trump's Castle Hotel & Casino, Inc. meets the conditions set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

     As of November 14, 2001, there were 200 shares of Trump's Castle Funding, Inc.'s Common Stock, par value $.01 per share, outstanding. Trump's Castle Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                               INDEX TO FORM 10-Q

                                                                                                        Page No.

PART I - FINANCIAL INFORMATION

     ITEM 1 - Financial Statements

       Condensed Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001
             (unaudited)                                                                                     1

       Condensed Consolidated Statements of Operations for the three and nine months ended
             September 30, 2000 and 2001 (unaudited)                                                         2

       Condensed Consolidated Statement of Partners' Capital for the nine months ended
             September 30, 2001 (unaudited)                                                                  3

       Condensed Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2000 and 2001 (unaudited)                                                         4

       Notes to Condensed Consolidated Financial Statements (unaudited)                                      5

     ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations          9

     ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk                                    15


PART II - OTHER INFORMATION

     ITEM 1 - Legal Proceedings                                                                             16

     ITEM 2 - Changes in Securities and Use of Proceeds                                                     17

     ITEM 3 - Defaults Upon Senior Securities                                                               17

     ITEM 4 - Submission of Matters to a Vote of Security Holders                                           17

     ITEM 5 - Other Information                                                                             17

     ITEM 6 - Exhibits and Reports on Form 8-K                                                              17

     SIGNATURES
       Trump's Castle Hotel & Casino, Inc.                                                                  18

       Trump's Castle Funding, Inc.                                                                         18

       Trump's Castle Associates, L.P.                                                                      18


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                              December 31,       September 30,
                                                                 2000                2001
                                                             ------------       -------------
                                                                                 (unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash and cash equivalents ...............................   $ 21,236            $ 29,025
   Receivables, net ........................................     15,756              13,193
   Inventories .............................................      3,125               2,912
   Prepaid expenses and other current assets ...............      2,011               2,566
                                                               --------            --------
         Total current assets ..............................     42,128              47,696
PROPERTY AND EQUIPMENT, NET ................................    471,986             471,920
OTHER ASSETS ...............................................     11,179              12,024
                                                               --------            --------
         Total assets ......................................   $525,293            $531,640
                                                               ========            ========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------



CURRENT LIABILITIES
   Current maturities-long term debt .......................   $  1,136            $  4,508
   Accounts payable and accrued expenses ...................     26,623              29,126
   Due to affiliates .......................................     17,042               9,118
   Accrued interest payable ................................      4,701              13,531
                                                               --------            --------
         Total current liabilities .........................     49,502              56,283

LONG TERM DEBT, LESS CURRENT MATURITIES ....................    409,511             422,990
OTHER LONG TERM LIABILITIES ................................      3,565              10,744
                                                               --------            --------
         Total liabilities .................................    462,578             490,017
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL ..........................................     62,715              41,623
                                                               --------            --------
         Total liabilities and partners' capital ...........   $525,293            $531,640
                                                               ========            ========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (unaudited)
                                 (in thousands)

                                                                 Three Months                  Nine Months
                                                              Ended September 30,          Ended September 30,
                                                              2000          2001           2000          2001
                                                             ------        ------         ------        -------
REVENUES

   Gaming .............................................    $   82,065   $   74,870     $   208,529  $   201,400
   Rooms  .............................................         5,656        5,235          13,249       13,757
   Food and beverage ..................................        10,337        9,548          26,168       24,365
   Other ..............................................         3,519        3,725           7,907        8,161
                                                           ----------   ----------     -----------  -----------
     Gross revenues ...................................       101,577       93,378         255,853      247,683
   Less-promotional allowances ........................        13,799       12,287          31,691       31,213
                                                           ----------   ----------     -----------  -----------
     Net revenues .....................................        87,778       81,091         224,162      216,470
                                                           ----------   ----------     -----------  -----------

COSTS AND EXPENSES
   Gaming .............................................        45,771       41,830         120,593      119,754
   Rooms ..............................................           870          886           3,116        2,489
   Food and beverage ..................................         3,258        3,336           8,467        7,836
   General and administrative .........................        17,484       17,333          50,656       50,366
   Depreciation and amortization ......................         4,372        4,580          13,034       13,055
                                                           ----------   ----------     -----------  -----------
                                                               71,755       67,965         195,866      193,500
                                                           ----------   ----------     -----------  -----------
      Income from operations ..........................        16,023       13,126          28,296       22,970
INTEREST INCOME .......................................           277          116             791          518
INTEREST EXPENSE ......................................       (14,267)     (15,117)        (42,330)     (44,580)
                                                           ----------   ----------     -----------  -----------
      Net income (loss) ...............................    $    2,033   $   (1,875)    $   (13,243) $   (21,092)
                                                           ==========   ===========    ============ ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (unaudited)
                                 (in thousands)


                                                                  Contributed        Accumulated
                                                                    Capital             Deficit          Total
                                                                 ------------        -----------        --------

Balance at December 31, 2000 .................................   $   175,395       $   (112,680)   $     62,715
Net loss .....................................................          -               (21,092)        (21,092)
                                                                 -----------       -------------   -------------
Balance at September 30, 2001 ................................   $   175,395       $   (133,772)   $     41,623
                                                                 ===========       =============   ============

               The accompanying notes are an integral part of this
                  condensed consolidated financial statement.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)



                                                                                   For the Nine Months Ended
                                                                                          September 30,

                                                                                  2000                    2001
                                                                            ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ...............................................................   $  (13,243)             $  (21,092)
   Adjustments to reconcile net loss to net cash flows provided by operating activities -
          Depreciation and amortization ...................................       13,034                  13,055
          Issuance of PIK Notes in exchange for accrued interest ..........        7,339                   8,392
          Accretion of bond discount ......................................        3,766                   4,398
          Provision for losses on receivables .............................        1,037                   1,035
          Valuation allowance - CRDA investments ..........................        1,385                   1,156
          (Increase) decrease in receivables ..............................       (6,320)                    466
          Decrease in inventories .........................................          109                     213
          Increase in prepaid expenses and other current assets ...........       (1,117)                   (555)
          Decrease in other assets ........................................          650                     719
          Increase in current liabilities .................................       12,513                  10,806
          Decrease in amounts due to affiliates ...........................       (2,658)                 (8,145)
          Increase in other liabilities ...................................        3,923                   4,460
                                                                              ----------              ----------
               Net cash flows provided by operating activities ............       20,418                  14,908
                                                                              ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of property and equipment .............................       (4,538)                 (3,420)
          Purchase of CRDA investments ....................................       (2,522)                 (2,558)
                                                                              ----------              ----------
               Net cash flows used in investing activities ................       (7,060)                 (5,978)
                                                                              ----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES
          Repayment of other borrowings ...................................       (1,108)                 (1,141)
                                                                              ----------              ----------
               Net cash flows used in financing activities ................       (1,108)                 (1,141)
                                                                              ----------              ----------
               Net increase in cash and cash equivalents ..................       12,250                   7,789
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................       21,413                  21,236
                                                                              ----------              ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $   33,663              $   29,025
                                                                              ==========              ==========

SUPPLEMENTAL INFORMATION
               Cash paid for interest .....................................   $   18,296              $   18,299
                                                                              ==========              ==========
               Purchase of equipment under capitalized lease obligations ..   $    1,314              $    5,200
                                                                              ----------              ----------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

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

         Funding has no business operations, therefore, its ability to repay the principal and interest on the $62,000,000 10 1/4% Senior Secured Notes due 2003 (the "Senior Notes"), the 11 3/4% Mortgage Notes due 2003 (the "Mortgage Notes") and its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") is completely dependent upon the operations of the Partnership.

          TCHI has no business operations, therefore, its ability to repay the principal and interest on the $5,000,000 10 1/4% Senior Secured Notes due 2003 (the "Working Capital Loan") is completely dependent upon the operations of the Partnership.

         The accompanying condensed consolidated financial statements have been prepared by the Partnership without audit. In the opinion of the Partnership, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Prior period amounts have been reclassified to conform with the current presentation.

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

          The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three and nine month periods ending September 30, 2001 are not necessarily indicative of the operating results for a full year.

         The economic consequences of the September 11, 2001 terrorist attacks on the World Trade Center and New York State's subsequent approval of the largest gambling package in the State's history are still unknown at this time. Although management anticipates such events to negatively affect the Partnership's operations, management cannot predict with any certainty the full impact of such events.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)


(2) Financial Information of Funding

         Financial information relating to Funding is as follows:



                                                                                   December 31,          September 30,
                                                                                      2000                  2001
                                                                                 ----------------      ------------------
Total Assets (including Mortgage Notes Receivable of $242,141,000, net of unamortized discount of $18,383,000 at December 31, 2000 and $14,523,000 at
September 30, 2001, PIK Notes Receivable of $120,979,000, net of unamortized discount of $5,726,000 at December 31, 2000 and $129,371,000, net of unamortized discount of $5,188,000 at September 30, 2001, Senior Notes Receivable of
$62,000,000 at December 31, 2000 and September 30, 2001).......................  $   401,011,000       $   413,801,000
                                                                                 ===============       ===============



Total Liabilities and Capital (including Mortgage Notes Payable of $242,141,000, net of unamortized discount of $18,383,000 at December 31, 2000 and $14,523,000 at September 30, 2001, PIK Notes Payable of $120,979,000, net of unamortized discount of $5,726,000 at December 31, 2000 and $129,371,000, net of unamortized discount of $5,188,000 at September 30, 2001, Senior Notes Payable of
$62,000,000 at December 31, 2000 and September 30, 2001) ......................  $   401,011,000       $   413,801,000
                                                                                 ===============       ===============




                                          Three Months Ended                      Nine Months Ended
                                             September 30,                          September 30,

                                     2000                   2001              2000                 2001
                                  ----------             ----------        ----------           ----------

Interest Income .............  $  13,880,000         $  14,655,000       $   41,115,000        $   43,362,000
Interest Expense ............     13,880,000            14,655,000           41,115,000            43,362,000
                               -------------         -------------       --------------        --------------
Net Income ..................  $        -            $        -          $         -           $         -
                               =============         =============       ==============        ==============


                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

(3) Financial Information of TCHI

         Financial information relating to TCHI is as follows:



                                                                                December 31,      September 30,
                                                                                     2000              2001
                                                                                -------------     --------------

Total Assets (including Working Capital Loan Receivable of
      $5,000,000 at December 31, 2000 and  September 30, 2001) ................. $  5,000,000      $  5,000,000
                                                                                 ============      ============

Total Liabilities and Capital (including Working Capital Loan
      Payable of $5,000,000 at December 31, 2000 and September 30, 2001)........ $  5,000,000      $  5,000,000
                                                                                 ============      ============



                                                 Three Months Ended                     Nine Months Ended
                                                    September 30,                         September 30,
                                               2000             2001                 2000             2001
                                            ----------       ----------           ----------       ----------

Interest Income .........................  $  128,000       $   128,000          $   384,000      $   384,000
Interest Expense ........................     128,000           128,000              384,000          384,000
                                           ----------       -----------          -----------      -----------
Net Income ..............................  $     -          $      -             $      -         $      -
                                           ==========       ===========          ===========      ===========



(4)  Subsequent Event

         On October 31, 2001, the Registrants filed a Current Report on Form
8-K with the SEC, attaching a copy of a press release issued by THCR and THCR Holdings as an exhibit thereto, announcing therein that THCR is seeking to negotiate the terms of the public debt and is withholding interest payments thereon until such time as discussions between THCR and the bondholders have been finalized. The following debt issues of the Registrants are affected: (i) the Senior Notes, having a semi-annual interest payment of approximately $3,178,000 which was due on October 31, 2001; (ii) the Mortgage Notes, having a semi-annual interest payment of approximately $14,226,000 due on November 15, 2001; and (iii) the Working Capital Loan, having a semi-annual interest payment of approximately $256,000 which was due on October 31, 2001. These interest amounts have been included in current liabilities at September 30, 2001. THCR is seeking to negotiate the terms of the public debt in light of the economic consequences of the September 11th terrorist attacks on the World Trade Center which have led New York State to approve the largest gambling package in its history, which includes six casinos, three of which will be ninety minutes away from Manhattan in the Catskills, and video slot machines at numerous racetracks, including Aqueduct in New York City and Yonkers. THCR intends to pay interest upon the completion of a successful negotiation.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

     Pursuant to each of the indentures governing the Senior Notes, Mortgage Notes and the Working Capital Loan, a default in the payment of interest when due and payable and which continues for 30 calendar days (the "Cure Period") constitutes an "Event of Default" under which the trustee or the holders of 25% of the aggregate principal amount of the respective debt issue then outstanding, by notice in writing to the respective issuers, may, and the trustee at the request of such holders shall, declare all principal and accrued interest of such debt issue to be due and payable immediately. Notwithstanding, the issuers may prevent the aforementioned Event of Default by paying the defaulted interest before the expiration of the Cure Period.

     The ability of Funding, TCHI and the Partnership to pay their current and long-term indebtedness when due will depend on the Partnership either generating cash from operations sufficient for such purposes or refinancing such indebtedness on or before the date on which it becomes due. Cash flow from operations may not be sufficient to repay a substantial portion of the principal amount of the debt at maturity, especially in light of New York State's recent approval of the largest gambling package in the State's history as a consequence of the September 11, 2001 terrorist attacks on the World Trade Center and the subsequent effects on New York's then already softening economy. The future operating performance of the Partnership and the ability to refinance this debt will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Funding, TCHI or the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Capital Resources and Liquidity


          Cash flow from operating activities is the Partnership's principal source of liquidity. For the nine months ended September 30, 2001, the Partnership's net cash flow provided by operating activities was $14,908,000.

          In addition to funding operations, the Partnership's principal uses of cash are capital expenditures and debt service.

          On October 31, 2001, the Registrants filed a Current Report on Form 8-K with the SEC, attaching a copy of a press release issued by THCR and THCR Holdings as an exhibit thereto, announcing therein that THCR is seeking to negotiate the terms of the public debt and is withholding interest payments thereon until such time as discussions between THCR and the bondholders have been finalized. The following debt issues of the Registrants are affected: (i) the Senior Notes, having a semi-annual interest payment of approximately $3,178,000 which was due on October 31, 2001; (ii) the Mortgage Notes, having a semi-annual interest payment of approximately $14,226,000 due on November 15, 2001; and (iii) the Working Capital Loan, having a semi-annual interest payment of approximately $256,000 which was due on October 31, 2001. These interest amounts have been included in current liabilities at September 30, 2001. THCR is seeking to negotiate the terms of the public debt in light of the economic consequences of the September 11th terrorist attacks on the World Trade Center which have led New York State to approve the largest gambling package in its history, which includes six casinos, three of which will be ninety minutes away from Manhattan in the Catskills, and video slot machines at numerous racetracks, including Aqueduct in New York City and Yonkers. THCR intends to pay interest upon the completion of a successful negotiation.

          Pursuant to each of the indentures governing the Senior Notes, Mortgage Notes and the Working Capital Loan, a default in the payment of interest when due and payable and which continues for 30 calendar days (the "Cure Period") constitutes an "Event of Default" under which the trustee or the holders of 25% of the aggregate principal amount of the respective debt issue then outstanding, by notice in writing to the respective issuers, may, and the trustee at the request of such holders shall, declare all principal and accrued interest of such debt issue to be due and payable immediately. Notwithstanding, the issuers may prevent the aforementioned Event of Default by paying the defaulted interest before the expiration of the Cure Period.

          Capital expenditures for 2001 are estimated to be $10,000,000, with approximately $5,000,000 to be acquired for cash and $5,000,000 through capitalized lease financing. These capital expenditures will consist primarily of slot machine purchases, hotel room renovations, and other ongoing property enhancements.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS - (Continued)


          The PIK Notes have an outstanding principal amount of approximately $129,371,000 and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 13 7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. During the second quarter of 2001, interest in the amount of approximately $8,392,000 was satisfied through the issuance of additional PIK Notes. The Partnership anticipates that additional interest due during the fourth quarter of 2001 in the amount of approximately $8,976,000 will also be satisfied through the issuance of additional PIK Notes. Approximately 90% of the PIK Notes are currently owned by THCR Holdings.

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

           The ability of Funding, TCHI and the Partnership to pay their current and long-term indebtedness when due will depend on the Partnership either generating cash from operations sufficient for such purposes or refinancing such indebtedness on or before the date on which it becomes due. Cash flow from operations may not be sufficient to repay a substantial portion of the principal amount of the debt at maturity, especially in light of New York State's recent approval of the largest gambling package in the State's history as a consequence of the September 11, 2001 terrorist attacks on the World Trade Center and the subsequent effects on New York's then already softening economy. The future operating performance of the Partnership and the ability to refinance this debt will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Funding, TCHI or the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

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

Comparison of Results of Operations for the Three Month Periods Ended September 30, 2000 and 2001.

          Gaming revenues are the primary source of the Partnership's revenues and primarily consist of table game and slot machine win. The following chart details activity for the major components of gaming revenue:



                                                                             Three Months Ended September 30,
                                                                                2000                   2001
                                                                                ----                   ----
                                                                                   (dollars in thousands)

Table Game Revenue ........................................................ $    25,161           $    18,897
Decrease from Prior Period ................................................                       $    (6,264)
Table Game Drop ........................................................... $   140,181           $   113,170
Decrease from Prior Period ................................................                       $   (27,011)
Table Game Win Percentage .................................................       17.9%                 16.7%
Decrease from Prior Period ................................................                         (1.2) pts.
Number of Table Games .....................................................          76                    79
Increase from Prior Period ................................................                                 3

Slot Revenue .............................................................. $    56,258           $    55,677
Decrease from Prior Period ................................................                       $      (581)
Slot Handle ............................................................... $   724,062           $   717,413
Decrease from Prior Period ................................................                       $    (6,649)
Slot Win Percentage .......................................................        7.8%                  7.8%
Number of Slot Machines ...................................................       2,515                 2,523
Increase from Prior Period ................................................                                 8

Other Gaming Revenue ...................................................... $       646           $       296
Decrease from Prior Period ................................................                       $      (350)

Total Gaming Revenues ..................................................... $    82,065           $    74,870
Decrease from Prior Period ................................................                       $    (7,195)



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS - (Continued)

          Table game revenues decreased by approximately $6,264,000, or 24.9%, to $18,897,000 for the three months ended September 30, 2001 from $25,161,000 for the three months ended September 30, 2000. This decrease is the result of a reduced table game drop as compared to the previous year, coupled with a decreased table game win percentage. The decreased table game drop is due primarily to the current downturn in the economy in addition to the negative national economic impact of the terrorist attacks on September 11, 2001. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table game win percentages were 16.1% and 15.1% for the three months ended September 30, 2001 and 2000, respectively.

          Gross revenues include the retail value of the complimentary food, beverage and hotel services provided to patrons. The retail value of these promotional allowances is deducted from gross revenues to arrive at net revenues. The costs of providing such complimentaries have been classified as gaming costs and expenses through interdepartmental allocations in the accompanying consolidated statements of operations. The costs associated with providing cash nongaming services are classified in food, beverage and room costs and expenses in the accompanying consolidated statements of operations.

          Nongaming revenues, in the aggregate, decreased by approximately $1,004,000, or 5.1%, to $18,508,000 for the three months ended September 30, 2001 from $19,512,000 for the three months ended September 30, 2000. This result reflects the continued strategy designed to control marketing costs. Accordingly, promotional allowances decreased approximately $1,512,000, or 11.0%, to $12,287,000 for the three months ended September 30, 2001 from $13,799,000 for the three months ended September 30, 2000.

          Gaming costs and expenses decreased approximately $3,941,000, or 8.6%, to $41,830,000 for the three months ended September 30, 2001 from $45,771,000 for the three months ended September 30, 2000. This was due primarily to the strategic reduction or elimination of less profitable promotional and complimentary expenses and marketing programs.

          Interest expense increased approximately $850,000, or 6.0%, to $15,117,000 for the three months ended September 30, 2001 from $14,267,000 for the three months ended September 30, 2000, primarily due to an increase in the outstanding principal of the PIK Notes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS - (Continued)

Comparison of Results of Operations for the Nine Month Periods Ended September 30, 2000 and 2001.

          Gaming revenues are the primary source of the Partnership's revenues and primarily consist of table game and slot machine win. The following chart details activity for the major components of gaming revenue:



                                                                                Nine Months Ended September 30,
                                                                                 2000                    2001
                                                                                 ----                    ----
                                                                                    (dollars in thousands)

Table Game Revenue ......................................................  $    56,956              $     47,999
Decrease from Prior Period ..............................................                           $     (8,957)
Table Game Drop .........................................................  $   339,844              $    297,834
Decrease from Prior Period ..............................................                           $    (42,010)
Table Game Win Percentage ...............................................        16.8%                     16.1%
Decrease from Prior Period ..............................................                              (0.7) pts.
Number of Table Games ...................................................           76                        78
Increase from Prior Period ..............................................                                      2

Slot Revenue ............................................................  $   150,323              $    152,787
Increase from Prior Period ..............................................                           $      2,464
Slot Handle .............................................................  $ 1,918,856              $  1,972,916
Increase from Prior Period ..............................................                           $     54,060
Slot Win Percentage .....................................................         7.8%                      7.7%
Decrease from Prior Period ..............................................                              (0.1) pts.
Number of Slot Machines .................................................        2,373                     2,526
Increase from Prior Period ..............................................                                    153

Other Gaming Revenue  ...................................................  $     1,250              $        614
Decrease from Prior Period ..............................................                           $       (636)

Total Gaming Revenues ...................................................  $   208,529              $    201,400
Decrease from Prior Period ..............................................                           $     (7,129)


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS - (Continued)

          Table game revenues decreased by approximately $8,957,000, or 15.7%, to $47,999,000 for the nine months ended September 30, 2001 from $56,956,000 for the nine months ended September 30, 2000. This decrease is primarily the result of a reduced table game drop as compared to the previous year. The decreased table game drop is due primarily to the current downturn in the economy in addition to the negative national economic impact of the terrorist attacks on September 11, 2001. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table game win percentages were 15.6% and 15.6% for the nine months ended September 30, 2001 and 2000, respectively.

          Slot revenues increased by approximately $2,464,000, or 1.6%, to $152,787,000, for the nine months ended September 30, 2001 from $150,323,000 for the nine months ended September 30, 2000. This increase is due to a higher slot handle as compared to the previous year, slightly offset by a lower slot win percentage. The increased slot handle is due primarily to sustained marketing programs and events designed specifically for the slot customer.

          Gross revenues include the retail value of the complimentary food, beverage and hotel services provided to patrons. The retail value of these promotional allowances is deducted from gross revenues to arrive at net revenues. The costs of providing such complimentaries have been classified as gaming costs and expenses through interdepartmental allocations in the accompanying consolidated statements of operations. The costs associated with providing cash nongaming services are classified in food, beverage and room costs and expenses in the accompanying consolidated statements of operations.

          Room costs decreased by approximately $627,000, or 20.1%, to $2,489,000 for the nine months ended September 30, 2001 from $3,116,000 for the nine months ended September 30, 2000. This decrease is due primarily to associated costs incurred related to a 32.1% decrease in the number of cash rooms sold in 2001 as compared to 2000. This reduction reflects a change in marketing strategy in response to industry trends, which increased the offerings of complimentary rooms to patrons in 2001. In some cases, as a result of this change in marketing strategy, the same patron who received a cash room at a discounted price in 2000 may have been offered a complimentary room in 2001.

          Food and beverage costs decreased by approximately $631,000, or 7.5%, to $7,836,000 for the nine months ended September 30, 2001 from $8,467,000 for the nine months ended September 30, 2000. This decrease is due primarily to associated costs incurred related to a 9.7% decrease in food and beverage cash revenues generated in 2001 as compared to 2000.

          Interest expense increased approximately $2,250,000, or 5.3%, to $44,580,000 for the nine months ended September 30, 2001 from $42,330,000 for the nine months ended September 30, 2000, primarily due to an increase in the outstanding principal of the PIK Notes.

Seasonality

          The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three and nine month periods ending September 30, 2001 are not necessarily indicative of the operating results for a full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS - (Continued)

Important Factors Relating to Forward Looking Statements

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All statements, trend analysis and other information contained in this Quarterly Report on Form 10-Q relative to the Partnership's performance, trends in the Partnership's operations or financial results, plans, expectations, estimates and beliefs, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in the Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, including the duration and severity of the current economic downturn in the United States and the aftermath of the September 11, 2001 terrorist attacks on New York, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by the Registrants or any other person that the forward-looking statements contained in this Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.


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

          Metelman Action; Settlement Agreement Approved by Court. As previously reported, on or about March 20, 2000, Mark Metelman, a stockholder of THCR, filed a class action suit in the Superior Court of New Jersey, Chancery Division, Atlantic County (Civil Action No. Atl-C43-00) against THCR and each member of the Board of Directors of THCR, claiming that a third party made an offer to purchase THCR, and that one or more members of the Board of Directors wrongly failed to consider the supposed offer. On October 12, 2000, after the Court dismissed the complaint upon a motion by the defendants, the plaintiff refiled the complaint as a stockholder derivative action.

          On August 17, 2001, the Court approved a settlement agreement between the parties. No stockholders objected to the terms of the proposed offer. Pursuant to the settlement agreement, THCR has agreed that any future offers to purchase THCR will be initially reviewed by a Special Committee consisting of independent directors not affiliated with Donald Trump. The Special Committee may engage and/or consult with outside financial and legal advisors as it deems necessary and will make recommendations to the THCR Board of Directors concerning any such offers. Where either the Board of Directors or the Special Committee deems an offer to be substantial, the settlement requires THCR to advise THCR stockholders in a timely fashion. However, the Board of Directors will have ultimate decision making authority as to the response of THCR to any such offers.

          Castle Acquisition; Proposed Settlement. As previously reported, on October 16, 1996, stockholders of THCR filed derivative actions in the United States District Court, Southern District of New York (96 Civ. 7820), which were subsequently consolidated, against each member of the Board of Directors of THCR, THCR Holdings, Castle Associates, TCI, TCI-II, TCHI and Salomon Brothers, Inc. ("Salomon"). As set forth more fully in the plaintiffs' Fourth Amended Shareholders' Derivative Complaint, the plaintiffs claimed that certain of the defendants breached their fiduciary duties (or aided or abetted such breaches) and engaged in wasteful and ultra vires acts in connection with THCR's and THCR Holdings' acquisition of Castle Associates in October 1996 (the "Castle Acquisition"), and that Salomon was negligent in the issuance of its fairness opinion with respect to the Castle Acquisition. The plaintiffs also alleged that various parties committed violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Castle Acquisition. The plaintiffs sought removal of the directors of THCR, and an injunction, rescission and damages.

          In September 2001, without admitting any wrongdoing or liability, the parties entered into a stipulation of settlement (the "Stipulation"), subject to the Court's approval. The Court has scheduled a hearing for December 10, 2001 to determine the fairness and adequacy of the proposed settlement. Pursuant to the Stipulation, THCR sent to its stockholders on or about October 29, 2001, a notice of pendency therein outlining the terms of the proposed settlement, including such stockholders' right to object in writing to the proposed settlement and to appear at the settlement hearing.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
          Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.

ITEM 5 - OTHER INFORMATION

          Subsequent Event. On October 31, 2001, the Registrants filed a Current Report on Form 8-K with the SEC, attaching a copy of a press release issued by THCR and THCR Holdings as an exhibit thereto, announcing therein that THCR is seeking to negotiate the terms of the public debt and is withholding interest payments thereon until such time as discussions between THCR and the bondholders have been finalized. The following debt issues of the Registrants are affected:
(i) the Senior Notes, having a semi-annual interest payment of approximately $3,178,000 which was due on October 31, 2001; (ii) the Mortgage Notes, having a semi-annual interest payment of approximately $14,226,000 due on November 15, 2001; and (iii) the Working Capital Loan, having a semi-annual interest payment of approximately $256,000 which was due on October 31, 2001. These interest amounts have been included in current liabilities at September 30, 2001. THCR is seeking to negotiate the terms of the public debt in light of the economic consequences of the September 11th terrorist attacks on the World Trade Center which have led New York State to approve the largest gambling package in its history, which includes six casinos, three of which will be ninety minutes away from Manhattan in the Catskills, and video slot machines at numerous racetracks, including Aqueduct in New York City and Yonkers. THCR intends to pay interest upon the completion of a successful negotiation.

          Pursuant to each of the indentures governing the Senior Notes, Mortgage Notes and the Working Capital Loan, a default in the payment of interest when due and payable and which continues for 30 calendar days (the "Cure Period") constitutes an "Event of Default" under which the trustee or the holders of 25% of the aggregate principal amount of the respective debt issue then outstanding, by notice in writing to the respective issuers, may, and the trustee at the request of such holders shall, declare all principal and accrued interest of such debt issue to be due and payable immediately. Notwithstanding, the issuers may prevent the aforementioned Event of Default by paying the defaulted interest before the expiration of the Cure Period.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
          a.   Exhibits:
               None.

          b.   Current Reports on Form 8-K:
               The Registrants did not file any Current Reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TRUMP'S CASTLE HOTEL & CASINO, INC.
                                    (Registrant)

Date: November 14, 2001           By: /s/ Francis X. McCarthy, Jr.
                                      ----------------------------
                                      Francis X. McCarthy, Jr.
                                      Executive Vice President of Finance
                                      and Chief Financial Officer
                                      (Duly Authorized Officer and
                                      Principal Financial Officer)




                                 TRUMP'S CASTLE FUNDING, INC.
                                     (Registrant)

Date: November 14, 2001           By: /s/ Francis X. McCarthy, Jr.
                                      ----------------------------
                                     Francis X. McCarthy, Jr.
                                     Executive Vice President of Finance
                                     and Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)




                                 TRUMP'S CASTLE ASSOCIATES, L.P.
                                     (Registrant)

                                  By:  Trump's Castle Hotel & Casino, Inc.
                                       its general partner

Date: November 14, 2001            By: /s/ Francis X. McCarthy, Jr.
                                       ----------------------------
                                     Francis X. McCarthy, Jr.
                                     Executive Vice President of Finance
                                     and Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)