Form 10-K405
period 2001-12-31
TRUMPS CASTLE HOTEL & CASINO INC; TRUMPS CASTLE ASSOCIATES LP; TRUMPS CASTLE FUNDING INC
filed 2002-04-01
CIK 1063882, 911534, 770618

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

(Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the Fiscal Year ended December 31, 2001

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

                      Huron Avenue and Brigantine Boulevard
                         Atlantic City, New Jersey 08401
                                 (609) 449-6515
          (Address, Including Zip Code and Telephone Number, Including
             Area Code, of Registrant's Principal Executive Offices)

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

                      Huron Avenue and Brigantine Boulevard
                         Atlantic City, New Jersey 08401
                                 (609) 449-6515
          (Address, Including Zip Code and Telephone Number, Including
             Area Code, of Registrant's Principal Executive Offices)

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

                      Huron Avenue and Brigantine Boulevard
                         Atlantic City, New Jersey 08401
                                 (609) 449-6515
          (Address, Including Zip Code and Telephone Number, Including
             Area Code, of Registrant's Principal Executive Offices)

           Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class              Name of Each Exchange on Which Registered
      -------------------              -----------------------------------------
11-3/4% Mortgage Notes due 2003               American Stock Exchange, Inc
 Increasing Rate Subordinated                 American Stock Exchange, Inc.
  Pay-In-Kind Notes due 2005

                            -----------------------

        Securities registered pursuant to Section 12(g) of the Act: None

                            -----------------------

      Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No. | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 29, 2002, there were 200 shares of Trump's Castle Funding, Inc.'s Common Stock, no par value, outstanding.

      As of March 29, 2002, there were 100 shares of Trump's Castle Hotel & Casino, Inc.'s Common Stock, no par value, outstanding. The aggregate market value of the voting stock of Trump's Castle Hotel & Casino, Inc., Trump's Castle Funding, Inc. and Trump's Castle Associates, L.P. held by non-affiliates of the Registrants as of March 29, 2002 was $0.

                    Documents Incorporated by Reference: None

--------------------------------------------------------------------------------

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I ....................................................................    1
      IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS ............    1
   ITEM 1.   BUSINESS .....................................................    1
      Recent Events .......................................................    1
      General .............................................................    3
      Trump Marina ........................................................    4
      Trademark/Licensing .................................................    6
      Certain Indebtedness of the Registrants .............................    7
      The Atlantic City Market ............................................    8
      Competition .........................................................   10
      Gaming and Other Laws and Regulations ...............................   14
   ITEM 2.   PROPERTIES ...................................................   20
   ITEM 3.   LEGAL PROCEEDINGS ............................................   21
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........   22
PART II ...................................................................   23
   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .....   23
   ITEM 6.   SELECTED FINANCIAL DATA ......................................   24
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS .......................................   25
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...   34
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................   34
   ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE ..................................................   34
PART III ..................................................................   35
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS .............................   35
   ITEM 11.  EXECUTIVE COMPENSATION .......................................   38
      Employment Agreements, Termination of Employment and
      Change-in-Control Arrangements ......................................   39
      Compensation of the Board of Directors ..............................   40
      Compensation Committee Interlocks and Insider Participation .........   40
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   41
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............   41
PART IV ...................................................................   42
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K ....................................................   42
   SIGNATURE ..............................................................   46
   TRUMP'S CASTLE HOTEL & CASINO, INC .....................................   47
   TRUMP'S CASTLE FUNDING, INC ............................................   48
   TRUMP'S CASTLE ASSOCIATES, L.P. ........................................   49

                                     PART I

            IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

      This report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "plans, "forecasts" or "continue" or the negatives of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include business, competition, regulatory and other uncertainties and contingencies discussed in this report that are difficult or impossible to predict and which are beyond our control, including particularly the factors and forward-looking statements included in this report under the captions "Business; Recent Events"; "Business; Competition"; "Business; Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this report. We do not intend to update these statements unless the securities laws require us to do so.

ITEM 1. BUSINESS.

Recent Events

      As previously announced, Trump Hotels & Casino Resorts, Inc. ("THCR") is seeking to refinance or modify the terms of THCR's and its subsidiaries' public debt. The subsidiaries whose public debt is affected includes, among others:
Trump's Castle Associates, L.P. ("the Partnership"), Trump's Castle Funding, Inc., a wholly-owned subsidiary of the Partnership ("Funding"), and Trump's Castle Hotel & Casino, Inc. ("TCHI", and together with the Partnership and Funding, "the Registrants"). Management believes that, based upon the Partnership's current cash flow forecasts for 2002, the Registrants will have sufficient cash flows to meet their respective debt service and operating expense requirements throughout 2002.

     The primary reason to refinance or modify the Registrants' public debt issues is to reduce the high levels of interest expense associated with such indebtedness in order to devote more resources to capital expenditures at Trump Marina (as defined herein). The Atlantic City market is very competitive. Management believes that it is preferable to address the Partnership's anticipated capital resource needs before liquidity problems become acute. If refinancing or modifying the public debt issues cannot be accomplished, the Registrants will consider other options. There can be no assurances, however, that any of such alternatives could be successfully completed. See "-Competition;" "-Certain Indebtedness of the Registrants" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The following public debt issues of the Registrants may be affected: (i) the Partnership's and Funding's $62.0 million 10-1/4% Senior Notes due 2003 (the "Senior Notes"); (ii) the Partnership's and Funding's $242.1 million 11-3/4% Mortgage Notes due 2003 (the "Mortgage Notes") and (iii) TCHI's $5.0 million 10-1/4% Working Capital Loan due 2003 (the "Working Capital Loan").

      The Registrants have retained financial advisors to provide financial advisory services in connection with refinancing or modifying their public debt. Management recently met with representatives of certain holders of the Mortgage Notes to discuss preliminary matters concerning a possible transaction involving the Mortgage Notes. Discussions with the holders of the Registrants' other public debt issues may also be pursued. If a proposal concerning the Mortgage Notes is ultimately agreed upon with certain bondholders, it would likely require various other consents and approvals, including, in some cases, the consent of holders of the Mortgage Notes. There are no assurances as to any of the following:

      . That any proposal will be agreed upon with any committee or group of bondholders of the Registrants' public debt;

     . That any proposal that is agreed upon with any committee or group of bondholders of the Registrants' public debt will be approved by the other holders of its public debt, or that a transaction will be consummated as proposed;

      . That any transaction that is consummated will not adversely affect the holders of THCR's various debt securities or Common Stock;

      . That any transaction, if agreed to, will be completed by a specific date and time, if at all; or

      . That a transaction, if agreed to, will be approved by the New Jersey Casino Control Commission (the "CCC").

      The ability of the Registrants to pay interest on and principal of the public debt depends primarily on the ability of the Partnership to generate cash from operations sufficient for such purposes. The future operating performance of the Partnership is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to generate the cash flows required to meet the debt service obligations of the Registrants. The ability of the Registrants to pay the principal amount of their public debt at maturity (whether at scheduled maturity or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to the Registrants will be conducive to refinancing debt at any given time. See "-Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Pursuant to each of the indentures governing the Registrants' debt issues, a default in the payment of interest when due and payable and which continues for 30 calendar days (the "Grace Period") constitutes an "Event of Default" under which the trustee or the holders of twenty-five percent (25%) of the aggregate principal amount of the respective debt issue then outstanding, by notice in writing to the respective issuers, may, and the trustee at the request of such holders shall, declare all principal and accrued interest of such debt issue to be due and payable immediately.

      The Registrants made the semiannual interest payments due in October and November on their public debt within the applicable Grace Period provided for by the relevant Indentures. Consequently, no Event of Default thereunder occurred. See "-Certain Indebtedness of the Registrants; Delayed Interest Payments."

     Arthur Andersen, LLP ("Andersen") has been the independent auditors of THCR and its subsidiaries since THCR's initial public offering in June 1995, and has audited the financial statements included in this Annual Report on Form 10-K. On March 24, 2002, a federal indictment of Andersen was unsealed and made public in connection with matters unrelated to Andersen's past and current service to THCR and its subsidiaries. On the motion of the New Jersey Division of Gaming Enforcement (the "DGE") based upon the pendency of the indictment, the CCC, at a public meeting on March 27, 2002: (a) rescinded Andersen's exemption from licensure and required it to file a completed application for casino service industry licensure by April 27, 2002; and (b) entered a temporary prohibitory order prohibiting all New Jersey casino licensees and their holding, intermediary and subsidiary companies from conducting any direct or indirect business with Andersen and requiring that they terminate any ongoing business with Andersen by May 15, 2002. In its ruling, the CCC expressly stated that its objective was to allow a reasonable time to conclude pending business transactions and to provide New Jersey casino licensees with an opportunity to seek an extension of the deadline for terminating Andersen's services to prevent undue economic hardship. The Board of Partner Representatives of the Partnership and the Audit Committee will undertake to change the appointment of Andersen as the independent auditors of THCR and its subsidiaries within the timeframe required by the CCC.

General

      The Partnership was formed in May 1985 for the sole purpose of acquiring and operating Trump's Castle Casino Resort ("Trump's Castle"), a casino hotel located in the marina district of Atlantic City, New Jersey (the "Marina District"), approximately two miles from the boardwalk (the "Boardwalk") and one-quarter mile from the Huron Redevelopment Area, a 150-acre parcel of land designated by the Atlantic City Council for current and future casino development commonly referred to as the ("H-Tract"). In September 2000, Boyd Gaming and MGM Grand, Inc. ("MGM") commenced their joint development of a casino resort to be named the "Borgata" in the Marina District. See "-Competition." Funding was formed in May 1985 to raise capital for the Partnership. TCHI, together with the Partnership and Funding, owns 1.0% and is the general partner of the Partnership. The remaining 99.0% of the Partnership is owned by Trump Hotels & Casino Resorts Holdings, L.P. which also owns 100.0% of TCHI ("THCR Holdings"). THCR Holdings, by virtue of its ownership of TCHI, is the beneficial owner of 100.0% of the common equity interests in the Partnership. During the second quarter of 1997, the Partnership renamed Trump's Castle "Trump Marina Hotel Casino" ("Trump Marina"), and rethemed the property with a nautical emphasis, targeting younger, affluent customers by offering contemporary entertainment attractions and emphasizing Trump Marina's energetic, lively "club-like" atmosphere, while maintaining its appeal to its established customer base. See "-Trump Marina; Business and Marketing Strategy."

      THCR is the sole general partner of THCR Holdings. The common stock, par value $.01 per share (the "Common Stock"), of THCR is listed on the New York Stock Exchange under the symbol "DJT." THCR Holdings' partnership agreement, dated as of June 12, 1995, as amended (the "THCR Holdings Partnership Agreement"), requires that all business activities of THCR be conducted through THCR Holdings or a subsidiary of THCR Holdings. As the sole general partner of THCR Holdings, THCR generally has the exclusive rights, responsibilities and discretion as to the management and control of THCR Holdings. THCR, through THCR Holdings and several wholly-owned subsidiaries of THCR Holdings, owns and operates a total of four casino properties, three of which are casino hotels located in Atlantic City, New Jersey, and the fourth of which is a riverboat casino docked in Buffington Harbor on Lake Michigan in the state of Indiana. The three properties located in Atlantic City, New Jersey are: (i) the Trump Plaza Hotel and Casino (the "Trump Plaza"), (ii) the Trump Taj Mahal Casino Resort (the "Taj Mahal") and (iii) the Trump Marina (and together with the Trump Plaza and Taj Mahal, the "Trump Atlantic City Properties"). The Trump Plaza and the Taj Mahal are located on the Boardwalk. The Trump Marina is located in the Marina District. The fourth gaming property owned and operated by THCR through THCR Holdings, is an approximately 280-foot luxury yacht docked in Buffington Harbor on Lake Michigan in the state of Indiana which is located approximately
25.0 miles from downtown Chicago, Illinois (the "Indiana Riverboat"). THCR is the exclusive vehicle through which Donald J. Trump ("Mr. Trump" or "Trump") engages in new gaming activities in both emerging and established gaming jurisdictions.

      On October 7, 1996, pursuant to stockholder approval at a special meeting of stockholders held on September 30, 1996, THCR Holdings acquired all of the outstanding common equity interests in the Partnership (the "Castle Acquisition"). Prior to the Castle Acquisition, the partners of the Partnership had been (i) Mr. Trump (61.5%), (ii) Trump Casinos II, Inc., formerly known as TC/GP, Inc. (37.5%), of which Mr. Trump has been the sole stockholder since its inception in November 1991 ("TCI-II"), and (iii) TCHI (1.0%). Mr. Trump, by virtue of his ownership of TCI-II and TCHI, beneficially owned 100.0% of the common equity interests in the Partnership, subject to the right of holders of certain warrants to acquire 50.0% of the Common Stock of TCHI and an indirect beneficial interest of 0.5% of the common equity interests in the Partnership.

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

      Casino Services Agreement; Trump Administration. In December 2000, Trump Administration, a division of Trump Taj Mahal Associates ("Trump Administration"), assumed the rights and responsibilities of Trump Casino Services, LLC, ("TCS") as a result of the merger of TCS with and into Trump Taj Mahal Associates ("Taj Associates"). TCS was formed in June 1996 to provide managerial, financial, accounting, purchasing, legal and other services (the "Casino Services") necessary and incidental to the operations of each of THCR's casino properties, including the Partnership, pursuant to a Second Amended and Restated Casino Services Agreement, dated January 1, 1998 (the "Casino Services Agreement"), by and among TCS, Trump Plaza Associates ("Plaza Associates), Taj Associates, the Partnership and Trump Indiana, Inc. ("Trump Indiana"), the operator of the Trump Indiana Riverboat (the "Indiana Riverboat"). The Casino Services Agreement requires the Partnership, Taj Associates, Plaza Associates and/or Trump Indiana, as the case may be, to pay Trump Administration all of the costs and expenses incurred by Trump Administration in providing the Casino Services, including without limitation, all payroll and employee benefits and related costs associated with the employees utilized by Trump Administration in providing the Casino Services as well as all overhead and other expenses incurred in the ordinary course of providing the Casino Services. The term of the Casino Services Agreement is ten years unless terminated earlier by any of the parties upon 90 days prior written notice to each of the other parties.

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

Trump Marina

      General. The Partnership owns and operates Trump Marina, a casino hotel situated on 14.7 acres in the Marina District approximately two miles from the Boardwalk and one-quarter mile from the H-Tract. By providing and maintaining a first-class facility and exceptional service, Trump Marina has earned the International Five Star Diamond Award from the American Academy of Hospitality Sciences. Trump Marina strives to provide a broadly-diversified gaming and entertainment experience consistent with the "Trump" name and reputation for high-quality amenities and first-class service.

      Facilities and Amenities

      Trump Marina consists of a 27-story hotel tower with 728 rooms, including 153 suites, 97 of which are "Crystal Tower" luxury suites, and contains approximately 81,200 square feet of gaming space. Trump Marina offers approximately 2,500 slot machines, 78 table games, a simulcast racetrack facility, and has approximately 40,000 square feet of convention, ballroom and meeting space, a 540-seat cabaret theater ("The Shell"), two clubs for the exclusive use of select patrons, two retail outlets, seven restaurants, two cocktail lounges and a pool snack bar. Trump Marina also offers an outdoor basketball court, jogging track, swimming pool, four tennis courts and an indoor fitness center and salon. In addition, Trump Marina features a roof-top helipad, operates a 645-slip marina adjacent to the casino hotel, has eleven bus bays and a nine-story parking garage that can accommodate approximately 3,000 cars. An elevated enclosed walkway connects Trump Marina to a two-story building which contains a 240-seat gourmet restaurant overlooking the marina and the Atlantic City skyline, a nautically themed retail store, an indoor/outdoor restaurant/lounge and offices. As a result of its high-quality amenities, its exceptional customer service and its geographical location, Trump Marina distinguishes itself as a desirable alternative to the Atlantic City casinos located on the Boardwalk.

      Business and Marketing Strategy

      "Wild Side." In 1997, Trump Marina completed a project to retheme the casino hotel with a nautical emphasis, targeting younger, affluent customers by offering contemporary entertainment attractions and emphasizing Trump Marina's energetic, lively "club-like" atmosphere, while maintaining its appeal to its established customer base. In keeping with this initiative, management developed and implemented Trump Marina's "Wild Side" marketing and advertising campaigns containing a vivacious, youthful appeal geared towards a younger, affluent demographic. Trump Marina offers varied and contemporary entertainment in the 17,800 square-foot Grand Cayman Ballroom, The Shell (used to feature acts by bands and musical artists popular with a younger crowd), "The Wave" (a dance club), "The Deck" (for outdoor summertime entertainment) and large outdoor performances billed as "Rock the Dock" concerts.

      Gaming Environment. To stay abreast of current gaming trends in Atlantic City, Trump Marina's management systematically monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. A computerized slot tracking and marketing system is utilized to perform this analysis. This monitoring has confirmed an ongoing trend in the Atlantic City market towards fewer table games and more slot machines. For example, slot machine revenue for the Atlantic City market increased from 61.9% of the industry table games and slot revenue in 1991 to 73.1% in 2001. Trump Marina experienced a similar increase, with slot revenue increasing from 65.6% of table games and slot revenue in 1991 to 76.8% in 2001.

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

      Entertainment and Special Events. Trump Marina pursues a coordinated program of headline entertainment and special events geared towards a younger crowd. Trump Marina offers headline entertainment approximately 20 times a year in the Grand Cayman Ballroom, complemented by contemporary acts each weekend in The Shell. As a part of its marketing plan, Trump Marina offers special events aimed at its core, middle and upper-middle market segments. Trump Marina also hosts special events on an invitation-only basis in an effort to attract targeted gaming patrons and build loyalty among these patrons. These special events have included theme parties and gaming tournaments. Headline entertainment has also been featured to complement these special events. In addition, as part of its "Wild Side" marketing campaign, Trump Marina has featured outdoor bands by the marina nightly (in season), as well as outdoor concerts promoted under the "Rock the Dock" theme. Recent performances have included Bryan Adams, Billy Idol, Lynyrd Skynyrd, The Black Crowes, Styx, Alice Cooper and Hall & Oates.

      Player Development. The Partnership has contracts with sales representatives located in various states to promote the casino hotel. Trump Marina has historically sought to attract more middle market slot patrons, as well as premium players through its "junket" marketing operations, which involve attracting groups of patrons by providing airfare, gifts, and room accommodations. Player development personnel at Trump Marina coordinate special events, offer incentives and directly contact patrons in an effort to attract high-limit table game and slot patrons. Trump Marina's casino hosts also assist patrons on the casino floor, arrange room and dinner reservations and provide general assistance. To increase Trump Marina's marketing base, player development personnel also encourage patrons to enroll in Trump Marina's frequent player card program to receive their own individual Trump Marina Wild Card (the "Marina Wild Card"). See - "Promotional Activities."

      Promotional Activities. The Marina Wild Card constitutes a key element in the direct marketing program of Trump Marina. Patrons are encouraged to register for, and utilize, their personalized Marina Wild Card to earn various complimentaries based upon their level of play. Before the commencement of play, the cardholder inserts his or her Marina Wild Card into a card reader attached to the slot machine or, in the case of a table game, gives his or her Marina Wild Card to the floor person. Cardholders can switch machines or tables as often as they like without losing any credit. Computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced. Marketing and management personnel are then able to identify and monitor the location of the cardholder and the frequency and denomination of such cardholder's play. They can also use this information to provide attentive service to the cardholder while the patron is visiting the property. Also, the Marina Wild Card may enable cardholders to receive a 20.0% discount, minimum purchase required, in certain retail stores located in Trump Marina.

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

      Credit Policy. Historically, Trump Marina has extended credit on a discretionary basis to certain qualified patrons. Table games credit play, as a percentage of total dollars wagered, was approximately 32.6%, 30.0% and 29.0% for the fiscal years ended December 31, 1999, 2000 and 2001, respectively. Trump Marina establishes credit limits based upon the particular patron's creditworthiness, as determined by an examination of the following criteria: (i) checking the patron's personal checking account balances, (ii) performing a credit check on each domestic patron and (iii) checking the patron's credit limits and indebtedness at all casinos in the United States, as well as many island casinos. The determination of a patron's creditworthiness is performed for continuing patrons on a yearly basis or more frequently if the Partnership deems a redetermination of creditworthiness is warranted. In addition, depositing of markers is regulated by the state of New Jersey. Markers in amounts up to and including $1,000 are deposited in a maximum of seven days; markers in amounts of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in amounts of $5,001 and over are deposited in a maximum of 45 days. Markers may be deposited earlier at the request of patrons or at Trump Marina's discretion.

      Bus Program. Trump Marina has a bus program which transports approximately 500 gaming patrons per day during the weekdays and approximately 600 per day on the weekends. The Partnership's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Based on historical surveys, management has determined that gaming patrons who arrive by special charters, as opposed to patrons traveling by scheduled bus lines or who travel distances greater than 60.0 miles, are more likely to create higher gaming revenue. Accordingly, Trump Marina's marketing efforts are focused on attracting such bus patrons.

      Employees and Labor Relations

      As of December 31, 2001, the Partnership had approximately 2,300 full-time equivalent employees, 700 of whom were subject to collective bargaining agreements. The Partnership's collective bargaining agreement with Local No. 54, which covers most of these employees, expires on September 14, 2004. The Partnership believes that its relationships with its employees are satisfactory. Funding and TCHI have no employees.

      Certain employees of the Partnership must be licensed by or registered with the CCC under the New Jersey Casino Control Act (the "Casino Control Act"), depending on the nature of the position held. Casino employees are subject to more stringent licensing requirements than non-casino employees, and must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and New Jersey residency. Such regulations have resulted in significant competition for employees who meet these requirements.

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

      The term of the Trump License Agreement is until the later of: (i) June 2015, (ii) such time as Mr. Trump and his affiliates no longer own at least a 15.0% voting interest in THCR or (iii) such time as Mr. Trump ceases to be employed or retained by THCR pursuant to an employment, management, consulting or similar services agreement. Upon expiration of the Trump License Agreement, Mr. Trump is required to grant to THCR a nonexclusive, worldwide and royalty free right and license to use the Marks for a reasonable period of transition on terms to be mutually agreed upon between Mr. Trump and THCR. Mr. Trump's obligations to THCR under the Trump License Agreement are secured by a security agreement, pursuant to which Mr. Trump has granted to THCR a first priority, security interest in the Marks for use in connection with casino services, as well as related hotel, bar and restaurant services.

Certain Indebtedness of the Registrants

      Senior Notes and Working Capital Loan. In April 1998, Funding refinanced a portion of its outstanding debt, on a consolidated basis, consisting of (i) a term loan from a bank for an outstanding principal amount of $38.0 million (the "Term Loan"), and (ii) its 11-1/2% Senior Secured Notes due 2000 (the "Old Senior Notes") by issuing the Senior Notes. The proceeds from the issuance of the Senior Notes were used to redeem all of the issued and outstanding Old Senior Notes at 100.0% of their outstanding principal balance plus accrued and unpaid interest and to repay the Term Loan in full. In conjunction with this refinancing, TCHI issued promissory notes in the amount of the Working Capital Loan. The Senior Notes have an outstanding principal amount of $62.0 million, bear interest at the rate of 10-1/4% per annum, payable semiannually each April and October, and mature on April 30, 2003. The Working Capital Loan has an outstanding principal amount of $5.0 million, bears interest at the rate of 10-1/4% per annum, payable semiannually each April and October, and matures on April 30, 2003. As of December 31, 2001, there was an aggregate principal amount of $62.0 million outstanding under the Senior Notes and $5.0 million outstanding under the Working Capital Loan. The Senior Notes and the Working Capital Loan include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Noncompliance could result in the acceleration of such indebtedness. Both the Senior Notes and the Working Capital Loan are guaranteed by the Partnership. See -"Recent Events" and "Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources."

      Mortgage Notes and PIK Notes. In December 1993, the Partnership refinanced Funding's then outstanding 9-1/2% Mortgage Bonds due 1998 ("Castle Bonds") by exchanging all of the then outstanding Castle Bonds for (i) Mortgage Notes and
(ii) 13-7/8% Subordinated Pay-in-Kind Notes due November 15, 2005 in an aggregate principal amount of approximately $60.0 million (the "PIK Notes"). The Mortgage Notes may be redeemed at Funding's option at any time after December 15, 1998, in whole or in part, at the redemption prices set forth in the indenture agreements under which they were issued, together with accrued and unpaid interests as of the redemption date. No Mortgage Notes were redeemed in 2001. The Mortgage Notes and the PIK Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Noncompliance could result in the acceleration of such indebtedness. See -"Recent Events" and "Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources."

      The Mortgage Notes are secured by a promissory note of the Partnership to Funding (the "Partnership Note") in an amount and with payment terms necessary to service the Mortgage Notes. The Partnership Note is secured by a mortgage on Trump Marina and substantially all of the other assets of the Partnership. The Partnership Note has been assigned by Funding to the trustee of the indenture under which the Mortgage Notes were issued to secure the repayment of the Mortgage Notes. In addition, the Partnership has guaranteed the payment of the Mortgage Notes (the "Guaranty"), which is secured by a mortgage on Trump Marina and substantially all of the assets of the Partnership. The Partnership Note and the Guaranty are expressly subordinated to the indebtedness of the Senior Notes and the Working Capital Loan and the liens of the mortgages securing the Partnership Note and the Guaranty are subordinate to the liens securing the Senior Notes and the Working Capital Loan.

      The PIK Notes bear interest payable, at Funding's option, in whole or in part in cash and through the issuance of additional PIK Notes, semiannually at the annual rate of 13-7/8% through November 15, 2003. After November 15, 2003, interest on the PIK Notes is payable only in cash at the annual rate of 13-7/8%. The PIK Notes mature on November 15, 2005. The PIK Notes may be redeemed at Funding's option at 100.0% of the principal amount under certain conditions, as described in the indenture governing the PIK Notes, and are required to be redeemed from a specified percentage of any equity offering which includes the Partnership. Interest has been accrued using the effective interest method. On May 15, 2001 and November 15, 2001, the semiannual interest payments of $8.4 million and $9.0 million, respectively, were satisfied by the issuance of additional PIK Notes in such principal amounts. In May 1996, THCR Holdings acquired approximately 90.0% of the PIK Notes by exercising an option granted to the Partnership by Hamilton Partners, L.P. and assigned to THCR Holdings for an aggregate exercising price of $38.7 million. As of December 31, 2001, THCR owns approximately 90.0% of the PIK Notes.

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

      The terms of the Mortgage Notes, the PIK Notes, the Senior Notes, and the Working Capital Loan include limitations on the amount of additional indebtedness the Partnership may incur, distributions of the Partnership's capital, investments and other business activities.

      Delayed Interest Payments. On October 31, 2001, THCR issued a press release and filed a Current Report on Form 8-K with the Securities and Exchange Commission (the "Commission"), therein announcing that the Registrants were seeking to negotiate the terms of its public debt, including the Mortgage Notes, Senior Notes and the Working Capital Loan, and were withholding interest payments thereon until such time as discussions between THCR and the bondholders of such debt issues had commenced.

     On November 28, 2001, THCR and the Registrants issued a press release and filed a Current Report on Form 8-K with the Commission, therein announcing that THCR and the Registrants were making interest payments on the overdue debt issues within the applicable grace periods. On November 29, 2001, $14.3 million was paid with respect to the interest payment on the Mortgage Notes which had been due on November 15, 2001 and the amounts of $3.2 million and $0.3 million were paid with respect to the interest payments on the Senior Notes and the Working Capital Loan, respectively, which had been due on October 30, 2001. See -"Recent Events" and "Management's Discussion and Analysis of Financial Condition and Results of Operations; and Financial Statement Schedules and Reports on Form 8-K; Reports on 8-K."

The Atlantic City Market

     Atlantic City is located along the New York-Philadelphia-Baltimore-Washington, D.C. corridor, with nearly 30 million people living within a three-hour driving distance of Atlantic City. Management believes that the foregoing statistics coupled with the many community improvements either recently completed, currently underway or anticipated in Atlantic City, bode well for Atlantic City's potential as a destination town since gambling was legalized in Atlantic City by voter referendum in 1976. Construction projects recently completed in Atlantic City include the following: (i) the $330.0 million Atlantic City-Brigantine Connector was completed in July 2001, which connects the Atlantic City Expressway to the Marina District and H-Tract, and the nearby residential City of Brigantine (the "Atlantic City-Brigantine Connector"), (ii) the $90.0 million refurbishment of Atlantic City's Convention Hall ("Boardwalk Hall") into a 10,000 to 14,000-seat special events venue, which was completed in the Summer of 2001 and has the potential to attract major entertainers and strong regional boxing matches. Construction projects recently announced include the development of a $76.0 million retail and entertainment complex adjoining the Grand Boulevard entrance to the City of Atlantic City. Groundbreaking on approximately 300,000 square feet of space, accommodating 60 to 70 retail stores, is scheduled for the Summer of 2002 with completion expected by the Fall of 2003.

      The Atlantic City market has demonstrated continued, though modest, growth despite the recent proliferation of new gaming venues across the country. Gaming revenues in the twelve casino hotels located in Atlantic City increased slightly in 2001 as compared to 2000, generating approximately $4.3 billion each year. From 1997 to 2001, total gaming revenues in Atlantic City have increased approximately 10.1%, while hotel rooms increased by 3.2% during the same period. Although total visitor volume to Atlantic City remained relatively constant in 2001, the volume of bus customers decreased to 8.0 million in 2001 from 9.1 million in 2000, also representing a decline from 9.9 million in 1997. The volume of customers traveling by other means to Atlantic City has grown from
24.0 million in 1997 to 26.0 million in 2001.

      Total Atlantic City slot revenues increased 1.7% in 2001 from 2000, continuing a trend of increases over the past nine years. From 1997 through 2001, slot revenue growth in Atlantic City has averaged 3.7% per year. Total table game revenue decreased by 4.1% in 2001 from 2000, while table game revenue from 1997 to 2001 has decreased on average approximately 0.3% per year. Management believes the slight decrease in table game revenue is primarily attributable to two factors. First, the slot product has been significantly improved in recent years. Bill and coupon acceptors, new slot machines, video poker, themed slot machines and other improvements have been effective in increasing the popularity in slot play to guests who tend to gamble more for entertainment value, as compared to guests who are more interested in playing table games. During the past couple of years, casino operators in Atlantic City have opted to increase their number of slot machines in favor of table games due to increased popularity of slot play to the Atlantic City patron and to slot machines' comparatively higher profitability margin resulting from lower labor and support costs. Since 1997, the number of slot machines in Atlantic City have increased by 6.9%, while the number of table games has decreased by 14.0%. Slot revenues increased from 69.4% of total casino revenues in 1997 to 72.8% in 2001. The second possible reason for the slight decrease in table game revenue is that table game players tend to typically be higher-end players who are more likely to be interested in overnight stays and other amenities. During the peak spring and summer seasons and weekends, room availability in Atlantic City has typically proven to be inadequate in meeting demand, indirectly making it difficult for casino operators and hosts to aggressively promote table play to potential higher-end table game customers.

      During the last five years, however, overall casino revenue growth in Atlantic City has lagged behind that of other traditional gaming markets, principally Las Vegas, Nevada. Management believes that this relatively slower growth is primarily attributable to three key factors; Atlantic City's (i) shortage of hotel rooms, (ii) more stringent regulatory environment, and (iii) infrastructure problems. First, there are currently only 12 casinos in Atlantic City, as compared to 43 casinos located on the Las Vegas Strip. Until 1996, there had been no significant additions to hotel capacity in Atlantic City, and the last totally new property constructed in Atlantic City was the Taj Mahal in 1990, whereas Las Vegas has experienced a boom in recent hotel constructions, including the Bellagio in 1998, the Venetian, Paris and Mandalay Bay in 1999 and the Aladdin in August 2000, and the addition of rooms to existing hotels. Both markets have exhibited a strong correlation between hotel room inventory and total casino revenues. Second, the regulatory environment in Atlantic City has made it more difficult and costly to operate a casino in Atlantic City as compared to Las Vegas. Overall regulatory costs and tax levies in New Jersey have exceeded those in Nevada since gambling was legalized in Atlantic City in 1976, and there is generally a higher level of regulatory oversight in New Jersey than in Nevada. Third, management believes that the infrastructure problems of Atlantic City, manifested by impaired accessibility to the casinos, downtown Atlantic City congestion and the structural decay of the areas immediately surrounding the casinos, have impacted the public's perception of Atlantic City as a desirable recreational location. Management believes, however, that the development projects recently completed or currently underway in Atlantic City, particularly the construction of the new $268.0 million Atlantic City Convention Center completed in May 1997 and the Atlantic City-Brigantine Connector, completed in July 2001, will enhance Atlantic City's public perception as a favorable convention and destination location, although no assurances can be given. Moreover, no assurances can be given that the Atlantic City-Brigantine Connector will alleviate the traffic congestion as originally proposed. See "-Gaming and Other Laws and Regulations."

      Atlantic City's new $268.0 million Convention Center, completed in May 1997, with approximately 500,000 square feet of exhibition and pre-function space, 45 meeting rooms, food-service facilities and an underground parking garage accommodating up to 1,600 cars, is located at the base of the Atlantic City Expressway, and is currently the second largest convention center in the Northeast. The Boardwalk Hall, Atlantic City's original convention center, is located on the Boardwalk, physically connected to the Trump Plaza, and is owned by the New Jersey Sports and Exposition Authority (the

"NJSEA"). Its East Hall, which was constructed in 1929 and is listed on the National Register of Historic Places, completed a $90.0 million renovation in the Summer of 2001 with funding approved by the CRDA in February 1999. These improvements, while preserving the historic features of this landmark, converted the East Hall into a modern special events venue which includes new seating for 10,000 to 14,000 people in its main auditorium, new lighting, sound and television-ready wiring systems. Management believes that the East Hall will have the potential to attract major entertainers and showcase popular boxing events, although no assurances can be given.

      In the Fall of 1998, the South Jersey Transportation Authority (the "SJTA") commenced the Atlantic City-Brigantine Connector project. This project consisted of the construction of an approximate 2.2 mile roadway and tunnel system in Atlantic City which connects the Atlantic City Expressway to (i) the Marina District, where the Trump Marina is located, (ii) the H-Tract, which has been Atlantic City's focal point for new casino construction and (iii) the nearby residential city of Brigantine. The Atlantic City-Brigantine Connector project was completed in the Summer of 2001 at an estimated cost of $330.0 million.

      Several major infrastructure improvements have been completed in Atlantic City in the past several years. In 1998, an $88.0 million "Grand Boulevard" corridor linking the new Atlantic City Convention Center with the Boardwalk was completed. Also in 1998, the CRDA undertook a $20.8 million beautification project of the five-block Virginia and Maryland Avenue corridor which connects the 30-acre Boardwalk site of the Taj Mahal to Absecon Boulevard (Route 30), one of Atlantic City's principal access roadways. This comprehensive project included the repair, resurfacing and resignalizing of these roads and the installation of new roadside lighting, the acquisition and demolition of deteriorated structures on Virginia Avenue and to a lesser extent, Maryland Avenue, and the installation and maintenance of roadside landscaping on those sites, the construction of a 26-unit subdivision of two-story, single unit and duplex residences which will front on opposing sides of Virginia Avenue, and the improvement of the exterior facades of selected Virginia Avenue and other structures, with consents of the owners, to achieve a harmony and continuity of design among closely proximate properties. Construction of the roadway and housing elements of this project was completed in the Summer of 2000. See "-Competition."

Competition

      Atlantic City. Competition in the Atlantic City Market remains intense. Trump Marina competes with Trump Plaza and the Taj Mahal as well as other casino hotels located in Atlantic City. At the present time, there are 12 casino hotels located in Atlantic City, including Trump Marina, all of which compete for patrons. Trump Marina competes with other casinos on the basis of service and quality and extent of amenities. For this reason, substantial capital expenditures are required from time to time to compete effectively. Substantial new expansion and development activity has recently been completed, is under construction, or has been announced in Atlantic City at other properties, including the expansion at Harrah's, Hilton, Caesar's, Sands, Showboat, Tropicana and Bally's Wild West Casino, all of which intensify competitive pressures in the Atlantic City market.

      In September 2000, Boyd Gaming and MGM commenced their joint development of a 25-acre site located in the Marina District for the construction of a Tuscan-style casino resort to be named the "Borgata." The Borgata will feature a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed by mid-2003 and is estimated to cost approximately $1.0 billion. See "-Management's Discussion and Analysis of Financial Condition and Results of Operations."

      In 1999, Park Place Entertainment, Inc. ("Park Place") completed the acquisition of Caesar's Casino Hotels from Starwoods Hotel & Resorts Worldwide, Inc. This acquisition included the Caesar's Atlantic City property, which is adjacent to Bally's Park Place and Wild West Casino Hotel ("Bally's") owned by Park Place. In 2000, Park Place connected the Caesar's and Bally's properties with a $24.0 million connector, which included additional gaming space. In 2001, Park Place completed the acquisition of the Claridge Casino Hotel ("Claridge") which is adjacent to Bally's. Park Place also commenced construction to connect Bally's and the Claridge with a $25.0 million connector, which will include additional retail and meeting space and is scheduled to be completed in the Summer of 2002.

      During the first quarter of 2001, Aztar Corp. announced its plan to build a $225.0 million expansion of its Atlantic City Tropicana, including an additional 502 hotel rooms and a 200,000 square-foot retail, dining and entertainment complex with an expected completion date in the Spring of 2004.

      Harrah's Entertainment, Inc. commenced building a $193.0 million hotel and casino expansion at its Harrah's Atlantic City property. The expansion includes a 452 hotel room tower expected to be completed during the second quarter of 2002, a 50,000 square foot expansion to include 28,000 square feet of casino space accommodating 950 slot machines opening in phases starting in June 2002 and a Grand Lobby/Porte Cochere also to be completed in June 2002.

      Resorts Atlantic City announced plans to proceed with construction of a $125 million, 459 room hotel tower expansion with ground breaking scheduled in May 2002 and an expected completion in the first quarter of 2004.

      The Showboat Casino Hotel broke ground in March 2002 for a $90 million, 544 room hotel tower addition with an expected completion in June 2003.

      In addition, management also believes that there are several other sites on the Boardwalk and in the Marina District on which casino hotels could be built in the future, and various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time. There can be no assurance that the Atlantic City development projects which are planned or are in process will be completed. There also can be no assurances that the proposed and future expansions will not have a material adverse effect on the business and operations of Trump Marina. In particular, the Borgata could adversely affect the nearby Trump Marina. See "-Management's Discussion and Analysis of Financial Condition and Results of Operations."

      During 1997, a total of approximately 51,870 square feet of casino floor space was added. Slot machines increased by approximately 2,153 units, and table games increased by approximately 82 units during 1997. During 1998, a total of approximately 38,350 square feet of casino floor space was added. Slot machines increased by approximately 822 units and table games decreased by approximately 71 units during 1998. During 1999, casino floor space decreased by approximately 41,071 square feet, of which approximately 49,211 was due to the closing of Trump World's Fair in October 1999. Slot machines decreased by approximately 1,191 units, 1,636 of which were attributable to the closing of Trump World's Fair in October 1999, and table games decreased by approximately 47 units during 1999. During 2000, a total of approximately 27,430 square feet of casino floor space was added, the number of slot machines increased by approximately 1,590 units and table games decreased by 15 units. During 2001, a total of approximately 31,983 square feet of casino floor space was added, with the number of slot machines increased by approximately 1,205 units and table games decreased by 54 units.

      Trump Marina also competes, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a minimal extent, Trump Marina faces competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Connecticut, Delaware, Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, Nevada, New York, South Dakota, Ontario (Windsor and Niagara Falls), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. For example, at the end of 2001, there were a total of approximately 5,172 slot machines installed and operational in Delaware. West Virginia also permits slot machines at racetracks, and track owners in several other states, including Maryland and Pennsylvania, are seeking to do the same. In December 1996, the Casino Niagara opened in Niagara Falls, Ontario. In February 1998, the Ontario Casino Commission designated a consortium whose principal investor is Hyatt Hotels Corporation as the preferred developer of the permanent Casino Niagara. Moreover, Trump Marina may also face competition from various forms of internet gambling.

      Recent legislation in New York is also likely to result in increased competition in Atlantic City. See "- New York Legislation."

      In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, Trump Marina competes directly with Trump Plaza and the Taj Mahal for gaming patrons.

      Native American Casinos. In addition, Trump Marina also faces considerable competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act (the "IGRA"), which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under the IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including Trump Marina.

      In February 1992, the Mashantucket Pequot Nation opened Foxwoods Resorts Casino ("Foxwoods"), a casino hotel facility in Ledyard, Connecticut (located in the far eastern portion of such state), an approximately three-hour drive from New York City and an approximately two and one-half hour drive from Boston, Massachusetts, which currently offers 24-hour gaming and contains approximately 6,412 slot machines, 350 tables and over 1,400 rooms and suites, 24 restaurants, 17 retail stores, entertainment and a year-round golf course. Also, a high-speed ferry operates seasonally between New York City and Foxwoods. The Mashantucket Pequot Nation has also announced plans for a high-speed train linking Foxwoods to the interstate highway and an airport outside Providence, Rhode Island.

      In October 1996, the Mohegan Nation opened the Mohegan Sun Casino Resort ("Mohegan Sun") in Uncasville, Connecticut, located 10 miles from Foxwoods. Developed by Sun International Hotels, Ltd., the Mohegan Sun has approximately 6,100 slot machines and 282 tables, off-track horse betting, bingo, 32 food and beverage outlets, and retail stores. The Mohegan Sun recently completed the first phase of a $1.0 billion expansion project which included a 115,000 square foot casino, a 10,000 seat arena, 40 retail shops and dining venues, and two additional parking garages accommodating up to 5,000 cars which were opened in September 2001. The second phase, which will include a 1,200 hotel guest room 34 story tower with convention facilities and spa, is expected to be completed in the Spring of 2002. The foregoing expansion of the Mohegan Sun could have a material adverse impact on Trump Marina.

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

      In July 1993, the Oneida Nation opened "Turning Stone,"a casino featuring 24-hour table gaming and electronic gaming machines with approximately 90,000 square feet of gaming space, near Syracuse, New York. In October 1997, the Oneida Nation opened a hotel which included expanded gaming facilities, and constructed a golf course and convention center. There are also plans for a further expansion consisting of 50,000 square feet of gaming space, 300 additional hotel rooms and a water park.

      In April 1999, the St. Regis Mohawk Nation opened the Akwesasne Casino, featuring electronic gaming machines, in the northern portion of New York State, close to the Canadian border. In April 1999, the St. Regis Mohawks also announced their intentions of opening a casino with Catskill Development Company at the Monticello Race Track in the Catskill Mountains region of New York, which was approved by the Assistant Secretary - Indian Affairs (Interior) but is also subject to the approval of the Governor of New York pursuant to IGRA. In April 2000, the St. Regis Mohawks terminated their contract with Catskill Development Company and announced that Park Place would build and manage a $500 million tribal casino and resort in the Catskill Mountains. In May 2000, Park Place agreed to purchase Kutshers Resort for the new St. Regis Mohawks' casino site. There is ongoing litigation between Park Place and the Catskill Development Company.

      In central New York, a tribe, the Stockbridge Mains Band of Mohegans, claiming 6 million acres of ancestral lands is angling for its own Catskills casino approximately 85 miles from New York City. Their partners, Trading Cove Associates, developers of the hugely successful Mohegan Sun in Connecticut, have purchased an option on 300 acres to build a $600 million casino hotel.

      The Seneca Nation plans to negotiate with New York State to open a casino in Western New York. Approval of the proposed casino would be contingent upon the purchase of additional property that is declared reservation property by the federal government. However, a recent ruling by the United States Department of the Interior may allow the Seneca Nation to transform its bingo halls into casino-type operations without having to negotiate with New York State.

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

     New York State Legislation. In September 2001, New York State, citing a statewide economic crisis precipitated by the September 11, 2001 terrorist attacks on New York City, passed legislation permitting video lottery terminals at five harness racetracks and further allows the governor to negotiate Class III gaming compacts with tribes for up to six resort-scale casinos. The legislation allows three tribal resort scale casinos in the Catskills, within 90 miles of New York City, and the other three in the Buffalo-Niagara Falls area. The three Buffalo-Niagara Falls resort scale casinos would join two existing Indian casinos; the Turning Stone, operated by the Oneida Nation near Syracuse and one owned by the St. Regis Mohawks, near the Canadian Border. A lawsuit was filed in New York's Supreme Court in January 2002, claiming among other things, that the legislation violated the provisions of New York State's constitution. Competition from these properties, when opened, could be significant and could have a material adverse effect on Trump Marina. See "-Recent Events" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      State Legislation. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering the state of New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including New York State and the Commonwealth of Pennsylvania. Several states are considering or have approved large scale land-based casinos. The business and operations of Trump Marina could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Northeast. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Philadelphia, Pennsylvania. In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. Management is unable to predict whether any such legislation, in New Jersey or elsewhere, will be enacted or whether, if passed, would have a material adverse effect on Trump Marina.

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

      Casino License. No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino license currently held by the Partnership is renewable for periods of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the DGE.

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

      Pursuant to the Casino Control Act, CCC Regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee. Pursuant to a condition of its casino license, payments by or the Partnership to, or for the benefit of, any related entity or partner, with certain exceptions, are subject to prior CCC approval; and, if the Partnership's cash position falls below $5.0 million for three consecutive business days, the Partnership must present to the CCC and the DGE evidence as to why it should not obtain a working capital facility in an appropriate amount.

      Control Persons. An entity qualifier or intermediary or holding company, such as Funding, is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the DGE, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards so long as the CCC and the Director of the DGE are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding five percent (5.0%) or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

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

      An Institutional Investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the DGE that there is any cause to believe that the holder may be found unqualified, on the basis of CCC findings that: (i) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (ii) if (x) the securities are debt securities of a casino licensee's holding or intermediary companies or another subsidiary company of the casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20% or less of the total outstanding debt of the company or (B) 50.0% or less of any issue of outstanding debt of the company, (y) the securities are equity securities and represent less than 10.0% of the equity securities of a casino licensee's holding or intermediary companies or (z) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an Institutional Investor may be required to produce for the CCC or the Antitrust Division of the Department of Justice upon request, any document or information which bears any relation to such debt or equity securities.

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

      With respect to non-publicly traded securities, the Casino Control Act and CCC Regulations require that the corporate charter or partnership agreement of a Regulated Company establish a right in the CCC of prior approval with regard to transfers of securities, shares and other interests and an absolute right in the Regulated Company to repurchase at the market price or the purchase price, whichever is the lesser, any such security, share or other interest in the event that the CCC disapproves a transfer. With respect to publicly traded securities, such corporate charter or partnership agreement is required to establish that any such securities of the entity are held subject to the condition that, if a holder thereof is found to be disqualified by the CCC, such holder shall dispose of such securities.

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

      Interim Casino Authorization. Interim casino authorization is a process which permits a person who enters into a contract to obtain property relating to a casino operation or who obtains publicly traded securities relating to a casino licensee to close on the contract or own the securities until plenary licensure or qualification. During the period of interim casino authorization, the property relating to the casino operation or the securities is held in trust.

      Whenever any person enters into a contract to transfer any property which relates to an ongoing casino operation, including a security of the casino licensee or a holding or intermediary company or entity qualifier, under circumstances which would require that the transferee obtain licensure or be qualified under the Casino Control Act, and that person is not already licensed or qualified, the transferee is required to apply for interim casino authorization. Furthermore, except as set forth below with respect to publicly traded securities, the closing or settlement date in the contract at issue may not be earlier than the 121st day after the submission of a complete application for licensure or qualification together with a fully executed trust agreement in a form approved by the CCC. If, after the report of the DGE and a hearing by the CCC, the CCC grants interim authorization, the property will be subject to a trust. If the CCC denies interim authorization, the contract may not close or settle until the CCC makes a determination on the qualifications of the applicant. If the CCC denies qualification, the contract will be terminated for all purposes and there will be no liability on the part of the transferor.

      If, as the result of a transfer of publicly traded securities of a licensee, a holding or intermediary company or entity qualifier of a licensee, or a financing entity of a licensee, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification. The application must include a fully executed trust agreement in a form approved by the CCC or, in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require in order to remove the need to qualify.

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

      Where a holder of publicly traded securities is required, in applying for qualification as a financial source or qualifier, to transfer such securities to a trust in application for interim casino authorization and the CCC thereafter orders that the trust become operative: (i) during the time the trust is operative, the holder may not participate in the earnings of the casino hotel or receive any return on its investment or debt security holdings; and (ii) after disposition, if any, of the securities by the trustee, proceeds distributed to the unqualified holder may not exceed the lower of their actual cost to the unqualified holder or their value calculated as if the investment had been made on the date the trust became operative.

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

      Unless otherwise determined by the CCC, agreements to lease an approved hotel building or the land under the building must be for a term exceeding 30 years, must concern 100.0% of the entire approved hotel building or the land upon which it is located and must include a buy out provision conferring upon the lessee the absolute right to purchase the lessor's entire interest for a fixed sum in the event that the lessor is found by the CCC to be unsuitable.

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

      License Fees. The CCC is authorized to establish annual fees for the renewal of casino licenses. The renewal fee is based upon the cost of maintaining control and regulatory activities prescribed by the Casino Control Act, and may not be less than $200,000 for a four year casino license. Additionally, casino licensees are subject to potential assessments to fund any annual operating deficits incurred by the CCC or the DGE. There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino.

      Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8.0% on its gross casino revenues, excluding simulcasting racetrack revenue. For the years ended December 31, 1999, 2000 and 2001, the Partnership's gross revenue tax was approximately $21.8 million, $21.6 million and $21.7 million, respectively, and its license, investigation and other fees and assessments totaled approximately $3.7 million, $4.3 million and $4.4 million, respectively.

      Investment Alternative Tax Obligations. An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 30 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three month period. Investment tax credits may be obtained by making qualified investments or by the purchase of bonds issued by the CRDA ("CRDA Bonds"). CRDA Bonds may have terms as long as 50 years and bear interest at below market rates, resulting in a value lower than the face value of such CRDA Bonds.

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

      Atlantic City Fund. On each October 31 during the years 1996 through 2003, each casino licensee shall pay into an account established in the CRDA and known as the Atlantic City Fund, its proportional share of an amount related to the amount by which annual operating expenses of the CCC and the DGE are less than a certain fixed sum. Additionally, a portion of the investment alternative tax obligation of each casino licensee for the years 1994 through 1998 allocated for projects in northern New Jersey shall be paid into and credited to the Atlantic City Fund. Amounts in the Atlantic City Fund will be expended by the CRDA for economic development projects of a revenue-producing nature that foster the redevelopment of Atlantic City other than the construction and renovation of casino hotels.

      Conservatorship. If, at any time, it is determined that any casino licensee or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a casino license is suspended for a period in excess of 120 days or is revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of such licensee's casino hotel facilities. A conservator would be vested with title to all property of such licensee relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee. Such events could result in an event of default under the Partnership's indentures pursuant to which the Senior Notes, the Mortgage Notes and the PIK Notes were issued, and the terms of the Working Capital Loan.

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

      In the past, the Service had taken the position that gaming winnings from the table games by nonresident aliens were subject to a 30.0% withholding tax. The Service, however, subsequently adopted a practice of not collecting such tax. Recently enacted legislation exempts from withholding tax from table game winnings by nonresident aliens, unless the Secretary of the Treasury determines by regulation that such collections have become administratively feasible.

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

ITEM 2. PROPERTIES.

      The Partnership owns several parcels of land in Atlantic City, New Jersey, each of which is used in connection with the operation of Trump Marina and each of which is subject to liens of the mortgages associated with the Mortgage Notes, the Senior Notes, the Working Capital Loan and certain other liens. See "Business; Recent Events"; "-Certain Indebtedness of the Registrants; Senior Notes and Working Capital Loan"; "Mortgage Notes and PIK Notes" and "-Delayed Interest Payments"; "Competition; New York State Legislation" and "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

      The Casino Parcel. Trump Marina is located in the Marina District on an approximately 14.7 acre triangular-shaped parcel of land, which is owned by the Partnership in fee, located at the intersection of Huron Avenue and Brigantine Boulevard directly across from the marina, approximately two miles from the Boardwalk and one-quarter mile from the H-Tract.

      Trump Marina has approximately 81,200 square-feet of gaming space which accommodates 78 table games, approximately 2,500 slot machines and a simulcast racetrack facility. In addition to the casino, Trump Marina consists of a 27-story hotel with 728 guest rooms, including 153 suites, of which 97 are "Crystal Tower" luxury suites. The facility also offers seven restaurants, two clubs for the exclusive use of select patrons, a 540-seat cabaret theater, two cocktail lounges, 40,000 square-feet of convention, ballroom and meeting space, a swimming pool, tennis courts and a sports and health club facility. Trump Marina also has a nine-story garage providing on-site parking for approximately 3,000 vehicles and a roof-top helipad, making Trump Marina the only Atlantic City casino with access by land, sea and air.

      In the second quarter of 2000, Trump Marina completed its slot room expansion. This expansion project increased Trump Marina's gaming space by approximately 6,200 square-feet (an 8.2% increase) and added approximately 250 slot machines. Between 1994 and 2001, management has replaced substantially all of Trump Marina's slot machines with newer, more popular models and upgraded its computerized slot tracking and slot marketing system. Also, management has increased the number of slot machines offering patrons stools on which to sit while gaming, which has proven to be effective in increasing patrons' comfort and gaming entertainment experience.

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

      The Partnership has financed and leased and from time to time will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens of the Mortgage Notes, Senior Notes, or the Working Capital Loan.

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

      Castle Acquisition; Settlement Agreement Approved by the Court. As previously reported, on October 16, 1996, certain stockholders of THCR filed derivative actions in the United States District Court, Southern District of New York (96 Civ. 7820), which were subsequently consolidated, against each member of the Board of Directors of THCR, THCR Holdings, Castle Associates, TCHI, Trump Casinos, Inc.("TCI"), TCI-II and Salomon Brothers, Inc. ("Salomon"). As set forth more fully in the plaintiffs' Fourth Amended Shareholders' Derivative Complaint, the plaintiffs claimed that certain of the defendants breached their fiduciary duties (or aided or abetted such breaches) and engaged in wasteful and ultra vires acts in connection with THCR's and THCR Holding's acquisition of Castle Associates in October 1996, and that Salomon was negligent in the issuance of its fairness opinion with respect to the Castle Acquisition. The plaintiffs also alleged that various parties committed violations of the federal securities laws for alleged omissions and misrepresentation in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Castle Acquisition.

      On December 10, 2001, the Court approved a settlement agreement (the "Settlement Agreement") between the parties as no stockholders objected to the terms of such agreement. The Settlement Agreement became effective in January 2002. Pursuant to the Settlement Agreement, without admitting or denying any wrongdoing, Trump contributed to THCR Holdings one half of each of his (i) one percent (1.0%) general partnership interest and (ii) forty-nine percent (49%) limited partnership interests in Miss Universe, L.P., LLLP ("Miss Universe"). Also pursuant to the Settlement Agreement, THCR increased the number of directors on its Board of Directors from four to five persons, and appointed Robert J. McGuire to fill the newly created vacancy, and covenanted to nominate Mr. McGuire for election to the Board at the next annual meeting of stockholders relating to the election of directors. In addition, THCR covenanted that all future proposed transactions involving THCR or THCR Holdings in which Trump has a personal interest valued over $200,000 or any transaction between THCR and any officer or director having a value of at least $200,000 (other than transactions relating to a salary or other compensation paid in the ordinary course of business), shall be reviewed by a Special Committee comprised of Mr. McGuire, so long as Mr. McGuire shall sit on the Board, or Mr. McGuire's successor who shall be an independent outside director, and one or more non-employee directors (other than Trump) of THCR, which shall make findings and recommendations to the Board with respect to such proposed transactions. At all times, the Special Committee is required to be comprised of at least two non-employee directors and one employee director. In addition, plaintiffs' counsel has applied to the Court for up to $3.0 million in legal fees and $150,000 in expenses. Such fees are expected to be paid by THCR's director's and officer's liability insurance carriers.

      Other Litigation. Various other legal proceedings are now pending against the Partnership. The Partnership considers all such proceedings to be ordinary litigation incident to the character of its business. Management believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of the Partnership.

      The Partnership is involved in routine administrative proceedings involving alleged violations of certain provisions of the Casino Control Act. However, the Partnership believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on the Partnership or on its ability to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of Trump Marina.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted by the Registrants to their security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      There is no established public trading market for Funding's or TCHI's outstanding common stock or for the Partnership's partnership interests.

      As of December 31, 2001, the Partnership is the sole holder of the outstanding common stock of Funding, THCR Holdings is the sole holder of the outstanding common shares of TCHI, THCR Holdings is a 99.0% limited partner of the Partnership, and TCHI is a 1.0% general partner.

      Funding and TCHI have paid no cash dividends on its common stock, and the Partnership has made no general distributions with respect to its equity interests.

ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth certain selected consolidated financial information from the Partnership's and Funding's Consolidated Statements of Operations for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, respectively, and the Consolidated Balance Sheets as of December 31, 1997, 1998, 1999, 2000 and 2001, respectively. All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                                                Years Ended December 31,
                                         1997            1998            1999            2000            2001
                                      ---------       ---------       ---------       ---------       ---------
                                                                    (in thousands)
Income Statement Data
---------------------

Gross Revenue ..................      $ 326,889       $ 323,042       $ 330,566       $ 328,945       $ 326,892
Less-Promotional Allowances (A)          70,779          63,778          64,807          65,234          71,148
                                      ---------       ---------       ---------       ---------       ---------
Net Revenues ...................        256,110         259,264         265,759         263,711         255,744
                                      ---------       ---------       ---------       ---------       ---------
Costs and Expenses:
   Gaming ......................        142,068         141,875         135,425         132,879         127,147
   Other .......................         12,715          12,882          15,037          15,199          13,726
   General & Administrative ....         62,722          60,054          66,420          68,557          66,445
   Depreciation and Amortization         17,089          16,612          17,340          17,381          17,831
                                      ---------       ---------       ---------       ---------       ---------
       Total Costs and Expenses         234,594         231,423         234,222         234,016         225,149
                                      ---------       ---------       ---------       ---------       ---------
Income from Operations .........         21,516          27,841          31,537          29,695          30,595
Interest Income ................            452             869             811           1,490             609
Interest Expense ...............        (49,892)        (52,264)        (54,157)        (56,775)        (60,056)
                                      ---------       ---------       ---------       ---------       ---------

Net Loss .......................      $ (27,924)      $ (23,554)      $ (21,809)      $ (25,590)      $ (28,852)
                                      =========       =========       =========       =========       =========

                                                                  As of December 31,
                                         1997            1998            1999            2000            2001
                                      ---------       ---------       ---------       ---------       ---------
                                                                    (in thousands)
Balance Sheet Data
------------------

Cash and Cash Equivalents ......      $  14,472       $  19,723       $  21,413       $  21,236       $  22,074
                                      =========       =========       =========       =========       =========
Total Assets ...................      $ 541,406       $ 536,888       $ 533,368       $ 525,293       $ 520,010
                                      =========       =========       =========       =========       =========
Current Liabilities ............      $  61,665       $  54,704       $  52,470       $  49,502       $  46,618
                                      =========       =========       =========       =========       =========
Total Long-Term Debt, Net of
   Current Maturities ..........      $ 341,343       $ 368,529       $ 389,045       $ 409,511       $ 433,176
                                      =========       =========       =========       =========       =========
Total Capital ..................      $ 133,668       $ 110,114       $  88,305       $  62,715       $  33,863
                                      =========       =========       =========       =========       =========


(A) Includes, for all years presented, reclassification of certain amounts in accordance with EITF 00-22 ("Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This section contains forward-looking statements that involve risks and uncertainties, many of which are beyond the ability of the Partnership to control or predict. The Partnership's actual results may differ substantially from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Partnership and the related notes thereto.

      General

      The Registants Want to Refinance or Modify Their Debt and Increase Capital Expenditures to Compete Effectively.

      The Registrants have substantial indebtedness. The Registrants' debt consists primarily of the (i) Mortgage Notes, (ii) PIK Notes, (iii) Senior Notes and (iv) the Working Capital Loan. At December 31, 2001, the Registrants' long-term debt, net of current maturities was approximately $433,176,000 and its ratio of debt to capital was 12.9 to 1. Interest expense as a percentage of net revenues was 20.4%, 21.5% and 23.5% for the fiscal years ended December 31, 1999, 2000 and 2001, respectively.

      As previously announced, the Registrants are seeking to refinance or modify the terms of their public debt. Management believes that, based upon the Partnership's current cash flow forecasts for 2002, the Registrants will have sufficient cash flows to meet their respective debt service and operating expense requirements throughout 2002.

      The primary reason to refinance or modify the Registrants' public debt issues is to reduce the high levels of interest expense associated with such indebtedness in order to devote more resources to capital expenditures at Trump Marina. The Atlantic City market is very competitive. Management believes that it is preferable to address the Partnership's anticipated capital resource needs before liquidity problems become acute. If refinancing or modifying the public debt issues, or certain of them, cannot be consummated, the Registrants will consider other options. There can be no assurances, however, that any of such alternatives could be successfully completed. See "-Competition" and "-Certain Indebtedness of the Registrants."

      The following public debt issues of the Registrants may be affected: (i) Senior Notes; (ii) Mortgage Notes and (iii) Working Capital Loan. See " -Certain Indebtedness of the Registrants and Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Partnership has retained financial advisors to provide financial advisory services in connection with refinancing or modifying its public debt. Management recently met with representatives of certain holders of the Mortgage Notes to discuss preliminary matters concerning a possible transaction involving the Mortgage Notes. Discussions with the holders of the Partnership's other public debt issues may also be pursued independently. If a transaction involving proposal concerning the Mortgage Notes is ultimately agreed upon with certain bondholders, it would likely require various other consents and approvals, including, in some cases, the consent of holders of the Mortgage Notes. There are no assurances as to any of the following:

      . That any proposal will be agreed upon with any committee or group of bondholders of the Registrants' public debt;

      . That any proposal that is agreed upon with any committee or group of bondholders of the Registrants' public debt will be approved by the other holders of its public debt, or that a transaction will be consummated as proposed;

      . That any transactions that is consummated will not adversely affect the holders of THCR's various debt securities or Common Stock;

      . That any transaction, if agreed to, will be completed by a specific date and time, if at all; or

      .     That a transaction, if agreed to, will be approved by the CCC.

      The ability of the Registrants to pay interest on and principal of the public debt depends primarily on the ability of the Partnership to generate cash from operations sufficient for such purposes. The future operating performance of the Partnership is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to generate the cash flows required to meet the debt service obligations of the Registrants. The ability of the Registrants to pay the principal amount of their public debt at maturity (whether at scheduled maturity or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to the Registrants will be conducive to refinancing debt at any given time. See "-Management's Discussion and Analysis of Financial Condition and Results of Operations."

      We Do Not Know How the Borgata, When Opened, Will Affect Us.

     In September 2000, Boyd Gaming and MGM Mirage commenced their joint development of a 25-acre site located in the Marina District of Atlantic City for the construction of the "Borgata," a proposed Tuscan-style casino expected to feature a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed by the mid-summer of 2003, and is estimated to cost approximately $1.0 billion. The Borgata could have a material adverse effect on the business and operations of Trump Marina. This potential adverse effect could include deteriorating net revenues caused by a loss of gaming patrons.

      New York Has Enacted Gaming Legislation Which May Harm Trump Marina and Other States May Do So In The Future.

      In October 2001, the New York State legislature passed extensive legislation that could adversely affect the Partnership. The legislation permits three new casinos in Western New York, one in Niagara Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, all of which would be owned by the Seneca Indian Nation. It is possible that the Niagara Falls and Buffalo casinos could be open within a year. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, also to be owned by Native American tribes, which could open as early as mid-2005. In addition, slot machines would be allowed to be placed in Indian-owned casinos. Video lottery terminals would be installed and five horse racing tracks across the state of New York and, if local governments approve, at certain other tracks. Finally, the law provides for New York joining the Powerball lottery that operates in 26 states with large jackpots. The net effect of these facilities and other items, when operational, on Atlantic City cannot be predicted. The Partnership believes, however, that a substantial amount of existing and potential new gaming customers could patronize such facilities instead of Atlantic City, at least occasionally. On January 29, 2002, a lawsuit was commenced contesting the above legislation package on the grounds that certain of its provisions were adopted in violation of the State's constitution. The likely outcome of this lawsuit cannot be ascertained at this time.

      We also believe that Pennsylvania, Virginia and Delaware are among the other states currently contemplating some form of gaming legislation. Since our market is primarily a drive-to market, legalized gambling in one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming industry overall, including Trump Marina.

     Our Business is Subject to a Variety of Other Risks and Uncertainties.

     As noted elsewhere, our financial condition and results of operations could be affected by many events that are beyond our control, such as (i) capital market conditions which could affect our ability to raise capital or pursue other alternatives, (ii) future acts of terrorism and their impact on capital markets and on consumer behavior, (iii) competition from existing and potential new competitors in Atlantic City and other nearby markets, which is likely to increase over the next five years, (iv) possible increases in gasoline prices which could discourage auto travel to Atlantic City, and (v) adverse weather conditions. Good weather is particularly important to the relative performance of our Atlantic City Properties in the winter months and our improved performance in the fourth quarter of 2001 is partially attributable to mild weather conditions in the Northeast during such period, as well as to expense reduction. Also, insurance related costs, limitations, deductibles and availability are expected to be adversely affected in the wake of the September 11, 2001 terrorist attacks. As noted below, there is no assurance that we will be able to continue to reduce or contain costs in the future. See "Business; Competition."

Financial Condition -

     Liquidity and Capital Resources

     Cash flows from operating activities of Trump Marina are the Partnership's sole source of liquidity. The Partnership's ability to borrow funds for its liquidity needs is severely restricted by covenants in the various indentures governing its public debt issues, and by its already high level of indebtedness. Gaming revenues are the primary source of the Partnership's revenues and consist primarily of slot machine and table game win. Although we expect the Partnership to have sufficient liquidity from the operating activities of Trump Marina to meet its short term obligations, there can be no assurances in this regard. A variety of factors, including a decrease or change in the demand for the Partnership's services, could have a material adverse effect on the Partnership's liquidity. For the year ended December 31, 2001, the Partnership's net cash flows provided by operating activities was $9,982,000.

     Trump Marina competes with other Atlantic City casino/hotels on the basis of the quality of their guests' experience. We seek to provide high quality service and amenities and a first class casino gaming experience. In a competitive marketplace like Atlantic City, the ability to offer a high quality casino gaming experience is largely dependent upon the attractiveness of a casino/hotel and on the extent and quality of the facilities.

     Because the Partnership has substantial indebtedness and related interest expense, its capital expenditures in recent years have not been sufficient to upgrade Trump Marina to desired levels. Moreover, the Partnership has not been able to pursue various capital expansion plans, such as the addition of more hotel rooms, that the Partnership believes are needed to compete effectively.

     In addition to funding operations, the Partnership's principal uses of cash are capital expenditures and debt service. The Partnership's capital expenditures for 2000 and 2001 were $6,497,000 and $9,319,000, respectively. Approximately $1,383,000 and $5,340,000 of the Partnership's capital expenditures for 2000 and 2001 were through capitalized lease financing. These capital expenditures consisted principally of purchases of slot machines, hotel room renovations and ongoing property enhancements.

     Summary of the Partnership's Public Indebtedness

     The Partnership's debt consists primarily of the (i) Mortgage Notes, (ii) PIK Notes, (iii) Senior Notes and (iv) the Working Capital Loan.

      The terms of the Mortgage Notes, PIK Notes, Senior Notes and the Working Capital Loan include limitations on the amounts of additional indebtedness the Partnership may incur, distributions of the Partnership's capital, investments and other business activities of the Partnership.

      Mortgage Notes. The Mortgage Notes bear interest at the rate of 11-3/4% per annum, payable in cash on May 15th and November 15th of each year, and mature on November 15, 2003. The Mortgage Notes are currently redeemable by Funding at the rate of 100.0% of the outstanding principal amount and accrued interest, and are secured by a promissory note of the Partnership to Funding (the "Partnership Note") in an amount necessary to service the Mortgage Notes. The Partnership Note is secured by a mortgage on Trump Marina and substantially all of the assets of the Partnership, and has been assigned by Funding to the Trustee to secure repayment of the Mortgage Notes. The Partnership has also guaranteed (the "Guaranty") the payment of the Mortgage Notes, which Guaranty is secured by a mortgage on Trump Marina. The Partnership Note and the Guaranty are expressly subordinated to the indebtedness evidenced by the Senior Notes and the Working Capital Loan, and the liens on the mortgages securing the Partnership Note and the Guaranty are subordinate to the liens securing the Senior Notes and Working Capital Loan. As of December 31, 2001, $242,141,000 principal amount of the Mortgage Notes was outstanding.

      PIK Notes. The PIK Notes bear interest at the rate of 13-7/8% per annum, payable semiannually at Funding's option in whole or in part in cash and through the issuance of additional PIK Notes through November 15, 2003. After November 15, 2003, interest on the PIK Notes is payable only in cash. The PIK Notes mature on November 15, 2005 and are redeemable at Funding's option at 100.0% of the outstanding principal amount and accrued interest. Under certain circumstances, a specified percentage is required to be redeemed from the proceeds of any equity offering of the Partnership. Interest payments of $13,281,000, $15,188,000 and $17,368,000 were made in the fiscal years ended
December 31, 1999, 2000 and 2001, respectively, through the issuance of additional PIK Notes. THCR Holdings owns approximately 90.0% of the outstanding PIK Notes. As of December 31, 2001, $138,347,000 principal amount of the PIK Notes was outstanding.

      Senior Notes. The Senior Notes bear interest at the rate of 10-1/4% per annum, payable semiannually each April 30th and October 30th. The Senior Notes mature on April 30, 2003 and have a priority mortgage lien senior to the lien securing the Mortgage Notes and are further secured by virtually all of the Partnership's assets. The Senior Notes are guaranteed by the Partnership. As of December 31, 2001, a principal amount of $62,000,000 of the Senior Notes was outstanding.

      Working Capital Loan. The Working Capital Loan bears interest at the rate of 10-1/4% per annum, payable semiannually each April 30th and October 30th. The Working Capital Loan matures on April 30, 2003. The Working Capital Loan is guaranteed by the Partnership and the guaranty is secured by substantially all of the Partnership's assets. As of December 31, 2001, a principal amount of $5,000,000 of the Castle Working Capital Loan was outstanding.

      The Partnership's total cash debt service requirements were approximately $38,149,000 during 2001 and the Partnership anticipates that approximately $40,761,000 in cash will be required during 2002 to meet its debt service obligations. The Partnership is permitted to obtain a working capital facility of up to $10,000,000 (of which approximately $5,000,000 is outstanding), although there can be no assurance that such financing will be available, or available on terms acceptable to the Partnership.

      The ability of the Partnership to pay interest on and principal of the public debt ($447,488,000 principal amount), depends primarily on the ability of the Partnership to generate cash from operations sufficient for such purposes. In the case of principal payments at maturity, the ability to refinance such indebtedness is also important. The Partnership has substantial indebtedness and debt service requirements. The future operating performance of the Partnership is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to generate the cash flows required to meet the debt service obligations of the Partnership. The ability of the Partnership to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to the Partnership will be conducive to refinancing debt at any given time.

      The indentures governing the public indebtedness of the Registrants restricts its ability to make distributions to THCR Holdings. Therefore, the ability of THCR Holdings to service its debt, including the Senior Notes, is primarily dependent on the successful operations of the Indiana Riverboat and other future operations and the permitted distributions from Trump AC and the Partnership, if any. In the event the Indiana Riverboat is unable to make distributions to THCR Holdings sufficient to service the interest payments on the Senior Notes, it would be reasonably likely that the Partnership would default on the Senior Notes.

      In addition, the ability of the Partnership to make payments, dividends or distributions to THCR Holdings may be restricted by the CCC.

      "Events of Default." Pursuant to each of the indentures governing the public indebtedness of the Registrants (collectively, the "Indentures"), if an "Event of Default" occurs and is continuing, the trustee or the holders of 25.0% of the aggregate principal amount of the respective debt issue then outstanding, by notice in writing to the respective issuer or issuers, may, and the trustee at the request of such holders shall, declare all principal and accrued interest of such debt issue to be immediately due and payable. An "Event of Default" under each of the Indentures includes, but is not limited to, the occurrence of one or more of the following events: (i) a default in an installment payment of any interest (including any defaulted interest) on a respective debt issue when due and payable and which continues for 30 days; (ii) any Indebtedness (as defined) of the respective issuers or any of their Subsidiaries (as defined) for borrowed money having an outstanding principal amount of $10.0 million in the aggregate becoming by declaration or otherwise, due and payable prior to its stated maturity; (iii) one or more judgments, orders or decrees for the payment of money in excess of $10.0 million, either individually or in the aggregate, being rendered against the respective issuers or any of their Subsidiaries (as defined) or any of their respective properties and not discharged, and either an enforcement proceeding shall have been consummated by any creditor upon such judgment, order or decree or there shall be a period of 60 days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; (iv) an entry by a court having competent jurisdiction in the premises of a decree or order for relief in an involuntary case or proceeding under any applicable bankruptcy law or a decree or order adjudging the respective issuers or any of their Significant Subsidiaries (as defined) bankrupt or insolvent or seeking reorganization, arrangement, adjustment or composition of or in respect of the issuers or any of their Significant Subsidiaries (as defined) under any applicable federal or state law; and (v) the issuers or any of their Significant Subsidiaries (as defined) commencing a voluntary case or proceeding under any applicable bankruptcy law or any other case or proceeding to be adjudicated bankrupt or insolvent or the issuers or any of their Significant Subsidiaries (as defined) filing a petition, answer or consent seeking reorganization or relief under any applicable federal or state law.

Contractual Obligations and Commercial Commitments.

      The following table sets forth summaries of the Partnership's obligations and commitments to make future payments under contracts, such as debt and lease agreements.

Contractual Obligations                                          Payments Due by Period
-----------------------                                          ----------------------

                                   Total            2002          2003-2004         2005-2006        Thereafter
                                   -----            ----          ---------         ---------        ----------
Long-Term Debt ..........      $447,488,000              --      $309,141,000      $138,347,000              --

Capital Lease Obligations         8,201,000      $4,385,000         3,807,000             9,000              --

Operating Leases ........         6,990,000       1,138,000         1,102,000           900,000      $3,850,000

Other Long Term
  Obligations ...........           450,000         450,000                --                --              --
                               ------------      ----------      ------------      ------------      ----------
Total Contractual
  Cash Obligations ......      $463,129,000      $5,973,000      $314,050,000      $139,256,000      $3,850,000
                               ============      ==========      ============      ============      ==========

      For further information describing provisions of the above contractual obligations, refer to "Notes to Consolidated Financial Statements."

Effects of Transactions with Related and Certain Other Parties.

      Affiliate party transactions are governed by the provisions of the Partnership's indentures, which provisions generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party, and require the approval of a majority of the independent directors of the Partnership for certain affiliated transactions.

      Trump and certain affiliates have engaged in certain related party transactions with respect to THCR and its subsidiaries. See "Executive Compensation; Compensation Committee Interlocks and Insider Participation; Certain Related Party Transactions, "The Services Agreement," "-Trump License Agreement."

Results of Operations

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

      Gaming revenues are the primary source of the Partnership's revenues and primarily consist of slot machine and table game win. The following table details activity for the major components of gaming revenue:

                                                        Years Ended December 31,
                                                        ------------------------
                                               1999               2000               2001
                                               ----               ----               ----
                                                          (dollars in thousands)
Table Game Revenue ..................      $    72,911        $    73,067        $   63,322
Increase (Decrease) from Prior Period                         $       156        $   (9,745)
Table Game Drop .....................      $   459,007        $   440,805        $  384,712
Decrease from Prior Period ..........                         $   (18,202)       $  (56,093)
Table Game Win Percentage ...........            15.9%              16.6%             16.5%
Increase (Decrease) from Prior Period                             .7 pts.          (.1) pts.
Number of Table Games ...............               86                 76                78
(Decrease) Increase from Prior Period                                 (10)                2

Slot Revenue ........................      $   194,631        $   192,951        $  202,426
(Decrease) Increase from Prior Period                         $    (1,680)       $    9,475
Slot Handle .........................      $ 2,475,984        $ 2,459,244        $2,599,560
(Decrease) Increase from Prior Period                         $   (16,740)       $  140,316
Slot Win Percentage .................             7.9%               7.8%              7.8%
Decrease from Prior Period ..........                            (.1) pts.               --
Number of Slot Machines .............            2,159              2,410             2,526
Increase from Prior Period ..........                                 251               116

Other Gaming Revenue ................      $     1,779        $     1,359        $      745
Decrease from Prior Period ..........                         $      (420)       $     (614)

Total Gaming Revenue ................      $   269,321        $   267,377        $  266,493
Decrease from Prior Period ..........                         $    (1,944)       $     (884)

Results of Operations for the Years Ended December 31, 2000 and 2001

      Table game revenues decreased approximately $9,745,000 (13.3%) to $63,322,000 for the year ending December 31, 2001 from $73,067,000 for the year ended December 31, 2000. This decrease was due primarily to a $56,093,000 (12.7%) decrease in table drop. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term due to the large wagers by "highrollers." The Atlantic City industry table game win percentages were 15.4% and 15.6% for the years ended December 31, 2000 and 2001, respectively.

      Slot revenues increased approximately $9,475,000 (4.9%) to $202,426,000 for the year ended December 31, 2001 from $192,951,000 for the year ended December 31, 2000, due primarily to an increased slot handle of approximately $140,316,000 (5.7%). The increased slot handle is due primarily to sustained marketing programs and events designed specifically for the slot customer.

      Promotional allowances increased approximately $5,914,000 (9.1%) to $71,148,000 for the year ending December 31, 2001 from $65,234,000 for the year ended December 31, 2000. This was due primarily to increased spending in promotional and complimentary marketing programs, which was incurred to stimulate slot revenues.

      Gaming costs decreased approximately $5,732,000 (4.3%) to $127,147,000 for the year ended December 31, 2001 from $132,879,000 for the year ended December 31, 2000. These savings are primarily the result of a decrease in promotional and complimentary expenses achieved by eliminating less profitable programs.

      Room costs decreased by approximately $700,000 (16.4%) to $3,572,000 for the year ended December 31, 2001 from $4,272,000 for the year ended December 31, 2000. This decrease is due primarily to associated costs incurred related to a 27.3% decrease in the number of cash rooms sold in 2001 as compared to 2000. This reduction reflects a change in marketing strategy in response to industry trends, which increased the offerings of complimentary rooms to patrons in 2001. In some cases, as a result of this change in marketing strategy, the same person who received a cash room at a discounted price in 2000 may have been offered a complimentary room in 2001.

      Food and beverage costs decreased by approximately $773,000 (7.1%) to $10,154,000 for the year ended December 31, 2001 from $10,927,000 for the year ended December 31, 2000. This decrease is due primarily to associated costs incurred related to an 8.1% decrease in food and beverage cash revenues generated in 2001 as compared to 2000.

      General and administrative costs and expenses decreased approximately $2,112,000 (3.1%) to $66,445,000 for the year ended December 31, 2001 from
$68,557,000 for the year ended December 31, 2000. This variance is due primarily to the additional writeoff of CRDA deposits, which were necessitated due to additional donations the Partnership committed to during the year ended December 31, 2000.

      Cash flow from operations was sufficient to provide for cash interest expense in 2001 and in prior years. Capital expenditures, however, were limited due primarily to the high level of interest expense on the Partnership's public debt issues. THCR is seeking to refinance or modify its and its subsidiaries' public debt in order to devote more resources to capital expenditures which management believes is important to preserve and increase its competitive position in a increasingly competitive market. See "Business; Recent Events" and "-Competition."

      Interest expense increased approximately $3,281,000 (5.8%) to $60,056,000 for the year ended December 31, 2001 from $56,775,000 for the year ended December 31, 2000 primarily due to an increase in the outstanding principal of the PIK Notes. THCR Holdings owns approximately 90% of the PIK Notes.

Results of Operations for the Years Ended December 31, 1999 and 2000

      Table game revenues increased slightly to approximately $73,067,000 for the year ending December 31, 2000 from $72,911,000 for the year ended December 31, 1999. This result reflects an increased table game win percentage offset by a decreased table game drop. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term due to the large wagers by "highrollers." The Atlantic City industry table game win percentages were 15.3% and 15.4% for the years ended December 31, 1999 and 2000, respectively.

      Slot revenues decreased approximately $1,680,000 (0.9%) to $192,951,000 for the year ended December 31, 2000 from $194,631,000 for the year ended December 31, 1999, due primarily to a slightly decreased slot handle along with a decreased slot win percentage.

      Gaming costs and expenses decreased approximately $2,546,000 (1.9%) to $132,879,000 for the year ended December 31, 2000 from $135,425,000 for the year ended December 31, 1999. These savings are primarily the result of a decrease in promotional and complimentary expenses achieved by eliminating less profitable programs.

      General and administrative costs and expenses increased approximately $2,137,000 (3.2%) to $68,557,000 for the year ended December 31, 2000 from
$66,420,000 for the year ended December 31, 1999. This variance is due primarily to the additional write-off of CRDA deposits, which were necessitated due to additional donations the Partnership committed to during the year ended December 31, 2000.

      Cash flow from operations was sufficient to provide for cash interest expense in 2001 in prior years. Capital expenditures however, were limited due primarily to the high level of interest expense on the Partnership's public debt issues. THCR is seeking to refinance or modify its and its subsidiaries' public debt in order to devote more resources to capital expenditures which management believes is important to preserve and increase its competitive position in an increasingly competitive market. See "Business; Recent Events" and "-Competition."

      Interest expense increased approximately $2,618,000 (4.8%) to $56,775,000 for the year ended December 31, 2000 from $54,157,000 for the year ended December 31, 1999 primarily due to an increase in the outstanding principal of the PIK Notes.

Critical Accounting Policies

         The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgements and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

         Certain of our accounting policies require higher degrees of judgement than others in their application. See "Notes to Consolidated Financial Statements" for a discussion of our significant accounting policies.

         Recent Accounting Pronouncements

         In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues within Issue No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" ("EITF 00-22"). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such rebates of $28,040,000, $28,931,000 and $35,032,000 for the years ended December 31, 1999, 2000 and
2001, respectively, have been classified as promotional allowances. The Partnership previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

         In July 2001, the FASB issued Statement No. 141 "Business Combinations" ("SFAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Partnership does not expect the provisions of SFAS 141 and SFAS 142 to have a material effect on the Partnership's financial position or results of operations.

         Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Partnership's management does not expect the adoption of SFAS No. 143 to have a material impact on the Partnership's financial results.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after June 15, 2002. The Partnership's management does not expect the adoption of SFAS No. 144 to have a material impact on the Partnership's financial results.

         In November 2001, the EITF reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"). For a sales incentive offered voluntarily by a vendor to its patrons, EITF 01-09 requires the vendor to recognize the cost of the sales incentive at the later of the date at which the related revenue is recorded by the vendor, or the date at which the sales incentive is offered. Accordingly, at December 31, 2001, the Partnership has accrued for the expected cost of certain cash incentives offered to casino patrons based on their past levels of play. Application of EITF 01-09 is required in annual or interim financial statements for periods beginning after December 15, 2001. The Partnership elected to adopt EITF 01-09 in the quarter ended December 31, 2001.

Seasonality

      The gaming industry in Atlantic City is seasonal, with the heaviest activity occurring during the period from May through September. Consequently, the Partnership's operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September.

Inflation

      There was no significant impact on the Partnership's operations as a result of inflation in 1999, 2000 or 2001.

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

                                                     Position(s) and Office(s) with:
                             ----------------------------------------------------------------------------------

           Name                        TCHI                      Funding                  The Partnership
           ----                        ----                      -------                  ---------------
Donald J. Trump...........   Chairman of the Board of   Chairman, President and       Chairman of the Board of
                             Directors, President and   Chief Executive Officer       Partner Representatives
                             Chief Executive Officer

Mark A. Brown.............              --                         --                 Chief Executive Officer

Robert M. Pickus..........   Secretary and Director     Secretary                     Executive Vice President
                                                                                      of Corporate Legal
                                                                                      Affairs, Secretary and
                                                                                      Partner Representative

Francis X. McCarthy, Jr...              --              Chief Financial Officer,      Chief Financial Officer
                                                        Chief Accounting Officer
                                                        and Assistant Treasurer

John P. Burke.............   Executive Vice             Executive Vice President      Executive Vice
                             President, Corporate       and Corporate Treasurer       President, Corporate
                             Treasurer and Director                                   Treasurer and Partner
                                                                                      Representative

Lawrence J. Mullin........   Vice President             Vice President and            President and Chief
                                                        Assistant Secretary           Operating Officer

Thomas F. Leahy (1).......   Director                              --                 Partner Representative

Walter L. Leib............   Director                              --                 Partner Representative

Asher O. Pacholder........   Director                              --                 Partner Representative

----------

(1)   Deceased (March 2002)

      Donald J. Trump (55 years old) has been serving as the President and Chief
      ---------------
Executive Officer of each of THCR, THCR Funding and THCR Holdings since June 2000. Also since June 2000, Trump has been serving as the (i) President of each of Trump AC Holding, Trump AC, Trump AC Funding, Funding II, Funding III, TACC and THCR Enterprises, Inc.; (ii) President and Chief Executive Officer of each of Trump Indiana, Castle Funding and TCHI; (iii) President and Treasurer of THCR/LP; and (iv) Chief Executive Officer of Taj Associates. Since June 1998, Trump has been serving as the President, Treasurer and sole director of TCI. Until April 1998, Trump served as the President and Treasurer of Castle Funding. Since November 1997, Trump has been serving as the Chairman of each of Funding II and Funding III, and as the Chairman of THCR Enterprises, Inc. since January 1997. Since January 1996, he has been serving as the Chairman of Trump AC Funding. Since March 1995, Trump has been the Chairman of each of THCR, THCR Funding and THCR Holdings. Since February 1993, Trump has been the Chairman of Trump AC Holding. Since December 1992, Trump has been serving as the sole director of Trump Indiana. Since May 1992, Trump has been the Chairman of the Board of Partner Representatives of Castle Associates. Since November 1991, Trump has been serving as the President, Treasurer and sole director of TCI-II. Since October 1991, he has been the Chairman of each of THCR Holding Corp. and THCR/LP. Since March 1991, Trump has been the President and Treasurer of THCR Holding Corp. and the sole director of TACC. Since May 1986, he has been serving as the President and sole director of Realty Corp. Since March 1986, he has been the Chairman, President and Treasurer of Plaza Funding. Since March 1985, Trump has been the Chairman of TCHI. From February 1993 through December 1997, Trump served as the President of Trump AC Holding. From March 1991 through December 1997, Trump served as the President and Treasurer of TACC. Trump is also currently the President and Chief Executive Officer of The Trump Organization, Inc. which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years.

      Mark A. Brown (41 years old) has been serving as the Chief Operating
      -------------
Officer of each of THCR and Trump AC since June 2000. Also since June 2000, Mr. Brown has been serving as the Chief Executive Officer of each of Taj Associates, Plaza Associates, Castle Associates and Trump Indiana. Since January 2000, Mr. Brown has been serving as the Chief Operating Officer of Taj Associates. Until January 2000, he served as a Vice President of TCHI. From November 1997 to January 2000, Mr. Brown served as the President and Chief Operating Officer of Castle Associates. From July 1995 to November 1997, he served as the Executive Vice President of Operations of Castle Associates.

      Robert M. Pickus (47 years old) has been the Executive Vice President,
      ----------------
General Counsel and Secretary of THCR since March 1995. Since June 2000, Mr. Pickus has been the Secretary and Vice President of THCR/LP. Since April 2000, he has been serving as the Executive Vice President and General Counsel of each of THCR Holdings and Trump AC. Since April 1998, Mr. Pickus has been the Secretary of Castle Funding. Since February 1998, he has been serving as the (i) Secretary of each of TACC and Trump AC Holding and (ii) Assistant Secretary and a director of TCHI. Until February 1998, Mr. Pickus served as the Assistant Secretary of TACC. Since January 1997, Mr. Pickus has been serving as the (i) Secretary of THCR Holding Corp. and (ii) Vice President, Secretary and a director of THCR Enterprises, Inc. Since November 1997, he has been serving as a director of each of Funding II and Funding III. Since February 1996, Mr. Pickus has been serving as the Secretary of Castle Associates. Since January 1996, he has been serving as the Secretary and a director of Trump AC Funding. Since October 1995, Mr. Pickus has been serving as a member of the Board of Partner Representatives of Castle Associates. Since February 1995, he has been serving as the Executive Vice President of Corporate and Legal Affairs of each of Taj Associates, Plaza Associates and Castle Associates. Since December 1992, Mr. Pickus has been serving as the Executive Vice President and Secretary of Trump Indiana. Since March 1986, Mr. Pickus has been serving as the Vice President and Secretary of Plaza Funding. From April to December 2000, Mr. Pickus served as the President of TCS. From June 1996 to April 2000, he served as the Executive Vice President of TCS. From November 1995 to May 2000, Mr. Pickus served as a director of each of THCR Holding Corp. and THCR/LP. From April 1994 to February 1998, he served as the Assistant Secretary of Trump AC Holding. Mr. Pickus has been admitted to practice law in the states of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

      Francis X. McCarthy, Jr. (49 years old) has been serving as the Executive
      -----------------------
Vice President of Corporate Finance and Chief Financial Officer of each of THCR, THCR Holdings and THCR Funding since September 1998. Since August

2000, Mr. McCarthy has been the (i) Chief Financial Officer of Castle Associates and (ii) Chief Financial Officer, Chief Accounting Officer and Assistant Treasurer of Castle Funding. Since September 1998, he has been the Chief Financial Officer of each of Trump AC, Trump AC Funding, Funding II and Funding
III. From October 1996 to December 2000, Mr. McCarthy served as the Executive Vice President of Corporate Finance of TCS.

      John P. Burke (54 years old) has been serving as the Executive Vice
      -------------
President of each of THCR, THCR Holdings, THCR Funding and Trump AC since January 1999. Since April 1998, he has been serving as the Assistant Treasurer of TCHI. Since February 1998, Mr. Burke has been the (i) Assistant Treasurer of each of THCR Holding Corp. and THCR/LP and (ii) Treasurer of TACC. Since November 1997, he has been serving as the Treasurer of each of Funding II and Funding III. Since March 1997, Mr. Burke has been serving as a member of the Board of Partner Representatives of Castle Associates. Since January 1997, he has been a Vice President and the Treasurer of THCR Enterprises, Inc. Since January 1996, Mr. Burke has been the Treasurer of Trump AC Funding. Since March 1995, he has been serving as the Corporate Treasurer of each of THCR, THCR Holdings, THCR Funding and Trump AC. Since December 1993, Mr. Burke has been serving as a Vice President of each of Castle Associates, Castle Funding, TCI-II and TCHI. Since December 1992, Mr. Burke has been the Treasurer of Trump Indiana. Since October 1991, he has been the Corporate Treasurer of each of Taj Associates, Plaza Associates and Castle Associates. From June 1997 to January 1999, Mr. Burke served as a Senior Vice President of each of THCR, THCR Holdings and THCR Funding. From January 1996 to June 1997, he served as the Senior Vice President of Corporate Finance of THCR.

      Lawrence J. Mullin (39 years old) joined the Partnership as Vice President
      ------------------
of Slot Operations and Marketing in August 1995. From January to May 2000, Mr. Mullin served as the President and Chief Operating Officer of the Partnership, and has recommenced such position since January 1, 2001. In the interim period of June 1, 2000 to December 31, 2000, Mr. Mullin served as the President and Chief Operating Officer of Plaza Associates. Mr. Mullin also serves as Vice President of TCHI as well as Vice President and Assistant Secretary of Funding. From 1995 to 1998, Mr. Mullin served as Senior Vice President of Slot and Casino Marketing of the Partnership. From 1992 to 1995, Mr. Mullin served as Vice President of Slot and Casino Marketing at the Taj Mahal.

      Daniel M. McFadden (36 years old) has served as the Vice President of
      ------------------
Finance of the Partnership since September 2001. Mr. McFadden previously served as Director of Finance since joining the Partnership in November 1998. Prior to joining the Partnership, Mr. McFadden served Taj Associates and TCS in various financial positions since December 1989.

      Thomas F. Leahy (64 years old) had been a member of the Board of Partner
      ---------------
Representatives from June 1993. Mr. Leahy also served as a director and Treasurer of TCI-II from May 1992 to December 1993. From 1991 to July 1992, Mr. Leahy served as Executive Vice President of CBS Broadcast Group, a unit of CBS, Inc. Mr. Leahy retired from CBS, Inc. in 1992, having served in various executive capacities over a 30-year period. From November 1992, Mr. Leahy had served as President of the Theater Development Fund, a service organization for the performing arts and from July 1992, Mr. Leahy had served as Chairman of VT Properties, Inc., a privately held corporation which invests in literary, stage and film properties. Mr. Leahy passed away in March 2002.

      Walter L. Leib (72 years old) has been a member of the Board of Partner
      --------------
Representatives since October 2000. Since 1972, Mr. Leib has been a senior partner of Leib, Kraus, Grispin & Roth, PC, a law firm located in Scotch Plains, New Jersey. Since 1996, Mr. Leib has been a member of the Board of Directors and Audit Committee of ICO International, Inc., an oil field services and petrochemicals processing company quoted on the NASDAQ Market System. Since 1998, Mr. Leib has been a Lifetime Trustee Emeritus of Rutgers University (having served as a trustee from 1992 through 1998). He presently is a member of the Board of Overseers and Foundation of Rutgers University and is a member of the Budget Committee and was Chairman of the Advisory Board of Trustees of Rutgers University Law School in 1998. Since 1993, Mr. Leib has served on the Board of Advisors of Rutgers University School of Business Management and Graduate School of Business.

      Asher O. Pacholder (64 years old) has been a member of the Board of
      ------------------
Partner Representatives since May 1992.

Dr. Pacholder served as a director and the President of TCI-II from May 1992 to December 1993. He has served as the Chairman of the Board of Directors and Chief Financial Officer of ICO International, Inc., an oil field services and petrochemicals processing company quoted on the NASDAQ Market System, since February 1995 and Chief Operating Officer and a director of Wedco Technology, Inc. since May 1996. Dr. Pacholder has served as Chairman of the Board and Managing Director of Pacholder Associates, Inc., an investment advisory firm, since 1983. In addition, Dr. Pacholder is Chairman of the Board of Directors of USF&G Pacholder Fund, Inc., a closed-end investment company, and he serves on the Board of Directors of Southland Corporation, which owns and operates convenience stores.

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

      Summary Compensation Table. The following table sets forth compensation paid or accrued during the years ended December 31, 2001, 1999 and 1998 to the Chairman of the Board of Representatives, the former President and Chief Executive Officer of the Partnership, the President and Chief Executive Officer of the Partnership, and each of the three highly compensated executive officers of the Partnership whose salary and bonus exceeded $100,000 for the year ended December 31, 2001 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                Name and
           Principal Position                                               Annual Compensation
           ------------------                                               -------------------
                                                                                                All Other
                                                  Year         Salary          Bonus           Compensation
                                                  ----         ------          -----           ------------
Donald J. Trump .............................     2001       $        --     $      --       $ 2,207,000 (1)
-Chairman of the Board of Representatives         2000       $        --     $      --       $ 2,306,000 (1)
                                                  1999       $        --     $      --       $ 2,258,000 (1)

Mark A. Brown ...............................     2001       $        --     $      --       $        --
-President and Chief Executive Officer            2000       $    18,947     $      --       $       568 (2)
                                                  1999       $   487,762     $ 109,410 (3)   $     4,286 (2)

Lawrence J. Mullin ..........................     2001       $   396,337     $      --       $     4,739 (2)
-President and Chief Operating Officer (4)        2000       $   159,149     $  25,000       $     4,500 (2)
                                                  1999       $   245,000     $  25,000       $     4,286 (2)

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

(4) From January 1 to May 31, 2000, Mr. Mullin served as the President and Chief Operating Officer of the Partnership, and has recommenced such position since January 1, 2001. In the interim period of June 1, 2000 to December 31, 2000, Mr. Mullin served as the President and Chief Operating Officer of Plaza Associates.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

      Mark A. Brown. On January 4, 2000, Mark A. Brown's employment agreement with the Partnership, dated as of March 6, 1998, was amended and assigned to Taj Associates (the "Brown Employment Agreement"). The Brown Employment Agreement was to expire on January 2, 2003 and provided for annual compensation of $600,000, $650,000, and $700,000 during 2000, 2001, and 2002, respectively. On
August 4, 2000, the Brown Employment Agreement was amended, effective as of July 1, 2000 (the "Brown Amended Employment Agreement"), to confirm Mr. Brown's employment as President and Chief Executive Officer of each of Taj Associates, Plaza Associates, the Partnership and Trump Indiana (collectively, the "Trump Entities"), subject to necessary licensing by the Indiana Gaming Commission. The Brown Amended Employment Agreement expires on July 31, 2003. During the term of the Brown Amended Employment Agreement, Mr. Brown is to receive an annual salary of (i) $1.0 million, effective as of July 1, 2000, (ii) $1.1 million, commencing January 1, 2001, and (iii) $1.2 million, commencing January 1, 2002. Upon 180 days' notice prior to expiration, the Brown Amended Employment Agreement may be extended by the Trump Entities to July 31, 2005. If so extended, Mr. Brown is to receive an annual salary of (i) $1.3 million, commencing August 1, 2003, and
(ii) $1.4 million, commencing August 1, 2004. Mr. Brown's employment may be terminated by the Trump Entities for "Cause," defined as (i) the revocation of Mr. Brown's casino key employee license, (ii) Mr. Brown's conviction for certain crimes, (iii) Mr. Brown's disability or death or (iv) Mr. Brown's breach of loyalty to the Trump Entities. Upon termination for "Cause," Mr. Brown is entitled to receive compensation earned as of the date of termination; provided, however, that if Mr. Brown's employment is terminated due to Mr. Brown's death or disability, Mr. Brown or his estate will be entitled to a lump sum severance payment equal to six months' compensation based on his then current salary. Mr. Brown may terminate the Brown Amended Employment Agreement at any time following a "Change of Control," effective on the 30th day after such notice, and Mr. Brown shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Brown Amended Employment Agreement. "Change of Control" is defined as (i) the acquisition of (x) the Trump Entities or (y) more than thirty-five percent (35.0%) of THCR's Common Stock, or equivalent limited partnership interests, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of Trump Entities. Also, in the event Mr. Brown is transferred to a position located outside of Atlantic City, New Jersey, Mr. Brown shall have the right to terminate his employment within seven days of the occurrence of such transfer and be entitled to receive a severance payment equal to three months' compensation based on his then current salary. During the term of the Brown Amended Employment Agreement, Mr. Brown has agreed not to obtain employment for or on behalf of any other casino hotel located in Atlantic City, New Jersey.

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

Compensation of the Board of Directors

      Each member of the Board of Partner Representative of the Partnership (other than Messrs. Trump, Pickus and Burke) receives (i) an annual stipend of $50,000, (ii) $2,500 per meeting attended and (iii) reasonable out-of- pocket expenses incurred in attending any meeting of the Board of Partner Representatives.

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

      Castle Acquisition. On October 7, 1996, THCR Holdings acquired from Trump all of the outstanding equity of the Partnership. See "Business; General."

      Certain Related Party Transactions. Beginning in late 1997, the Partnership began to utilize certain facilities owned by Trump to entertain high end customers. Management believes that, from time to time, the ability to utilize these facilities has enhanced the Partnership's revenues. In 1999, 2000 and 2001, the Partnership incurred approximately $636,000, $173,000 and $7,000, respectively, for customer costs associated with such utilization. In exchange for having Trump's airplane available to customers of Trump Marina, the Partnership incurred pilot costs of approximately $60,000 each of the years ended December 31, 1999, 2000 and 2001, respectively.

      Services Agreement. On December 28, 1993, the Partnership entered into a services agreement with TCI-II (the "Services Agreement"). In general, the Services Agreement obligates TCI-II to provide to the Partnership, from time to time when reasonably requested, consulting services on a nonexclusive basis, relating to marketing, advertising, promotional and other services (collectively, the "Services") with respect to the business and operations of the Partnership, in exchange for certain fees to be paid only in those years in which EBITDA (EBITDA represents income from operations before depreciation, amortization, refinancing costs and the noncash write-down of CRDA investments) exceeds prescribed amounts.

      In consideration for the services to be rendered by TCI-II, the Partnership is obligated to pay an annual fee (which is identical to the fee which was payable under the previously existing management agreement) to TCI-II in the amount of $1.5 million for each year in which EBITDA exceeds the following amounts for the years indicated: (i) 1993-$40.5 million; (ii) 1994-$45.0 million; and (iii) 1995 and thereafter- $50.0 million. If EBITDA in any fiscal year does not exceed the applicable amount, no annual fee shall be payable. In addition, if the annual fee is attained, TCI-II will be entitled to receive an incentive fee beginning with the fiscal year ending December 31, 1994 in an amount equal to 10.0% of EBITDA in excess of $45.0 million for such fiscal year. The Partnership will also be required to advance to TCI-II a monthly fee of $125,000 which shall be applied toward the annual fee, provided, however, that no advances will be made during any year if and for so long as the Managing Partner (defined in the Services Agreement as Mr. Trump) determines, in his good faith reasonable judgment, that the Partnership's budget and year to date performance indicate that the minimum EBITDA levels (as specified above) for such year will not be met. If for any year during which annual fee advances have been made it is determined that the annual fee was not earned, TCI-II will be obligated to promptly repay any amounts previously advanced. For purposes of calculating EBITDA under the Services Agreement, any incentive fees paid in respect of 1994 or thereafter shall not be deducted in determining net income. Pursuant to the Services Agreement, Mr. Trump earned approximately $2.3 million, $2.3 million and $2.2 million based on the Partnership's EBITDA for the years ended December 31, 1999, 2000 and 2001, respectively. The Services Agreement expires on December 31, 2005.

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

                                                                                        Amount and
                                                                                   Nature of Beneficial        Percent of
       Title or Class                     Name and Address of Beneficial Owners          Ownership                Class
       --------------                     -------------------------------------          ---------                -----
Common Stock, no par                          Trump's Castle Associates, L.P.            200 shares               100.0%
 value, of Funding..........                Huron Avenue and Brigantine, Blvd.
                                              Atlantic City, New Jersey 08401

Common Stock, no par                   Trump Hotels & Casino Resorts Holdings, L.P.      100 Shares               100.0%
 value, of TCHI.............                          1000 Boardwalk
                                              Atlantic City, New Jersey 08401

      All of the equity interests of the Partnership are beneficially owned by THCR Holdings. THCR Holdings is a 99.0% limited partner of the Partnership and TCHI, a wholly owned subsidiary of THCR Holdings, is a 1.0% general partner.

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

      Trump and certain affiliates have engaged in certain related party transactions with respect to the Partnership. See "Executive Compensation;- Compensation Committee Interlocks and Insider Participation;-Services Agreement" and "-Other Relationships."

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

      (b) Reports on Form 8-K. On October 31, 2001, the Registrants filed a Current Report on Form 8-K with the Commission therein announcing that THCR is seeking to negotiate the terms of its public debt, including the Mortgage Notes, Senior Notes and the Working Capital Loan, and were withholding interest payments thereon until such time as discussions between the Registrants and the bondholders of such debt issues had commenced. The Registrants are seeking to negotiate the terms of the public debt in light of the economic consequences of the September 11th terrorist attacks on the World Trade Center which have led New York State to approve the largest gambling package in its history, including six casinos, three of which will be ninety minutes away from Manhattan in the Catskills, and video slot machines at numerous racetracks, including Aqueduct in New York City and Yonkers. See "Business-Recent Events"; "-Certain Indebtedness of the Registrants;" "-Competition-New York State Legislation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources."

      On November 28, 2001, the Registrants issued a press release and filed a Current Report on Form 8-K with the Commission, therein announcing that the Registrants were making interest payments on the overdue debt issues within the applicable grace periods. On November 29, 2001, an aggregate of $14.3 million was paid with respect to the interest payment on the Mortgage Notes which had been due on November 15, 2001. On November 29, 2001 aggregate amounts of $3.2 million and $0.3 million were paid with respect to the interest payments on the Senior Notes and the Working Capital Loan, respectively, which had been due on October 30, 2001. See "Business-Recent Events" and Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources."

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

Exhibit  No.

4.20              Form of PIK Note (included in Exhibit 4.17).
4.21              Form of Subordinated Partnership Guarantee (included in
                  Exhibit 4.17).
4.22(1)           Letter Agreement between Trump's Castle Associates and the
                  Proposed Senior Secured Note Purchasers regarding the Senior
                  Secured Notes.
4.23(2)           Note Purchase Agreement for 11-1/2% Series A Senior Secured
                  Notes of Trump's Castle Associates due 1999.
4.24(2)           Indenture, among Trump's Castle Funding, Inc., as issuer,
                  Trump's Castle Associates, as guarantor, and the Senior
                  Secured Note Trustee, as trustee.
4.25(2)           Indenture of Mortgage and Security Agreement between Trump's
                  Castle Associates, as mortgagor/debtor, and Trump's Castle
                  Funding, Inc. as mortgagee/secured party (Senior Note
                  Mortgage).
4.26(2)           Registration Rights Agreement by and among Trump's Castle
                  Associates and certain purchasers.
4.27              Intentionally omitted.
4.28(2)           Guarantee Mortgage.
4.29(2)           Senior Partnership Note.
4.30(2)           Indenture of Mortgage and Security Agreement between Trump's
                  Castle Associates as mortgagor/debtor and the Senior Note
                  Trustee as mortgagee/secured party (Senior Guarantee
                  Mortgage).
4.31(2)           Assignment Agreement between Trump's Castle Funding, Inc., as assignor, and the Senior Note Trustee, as assignee (Senior
                  Assignment Agreement).
4.32(2)           Amended and Restated Nominee Agreement.
4.33(14)          Note Purchase Agreement, dated as of April 17, 1998, for
                  10-1/4% Series A Senior Secured Notes due 2003 of Trump's
                  Castle Hotel & Casino, Inc.
4.34(14)          Indenture, dated as of April 17, 1998, by and among Trump's
                  Castle Hotel & Casino, Inc., as issuer, Trump's Castle
                  Associates, L.P., as guarantor, and U.S. Bank National
                  Association, as trustee.
4.35(14)          Indenture, dated as of April 17, 1998, by and among Trump's
                  Castle Funding, Inc., as issuer, Trump's Castle Associates,
                  L.P., as guarantor, and U.S. Bank National Association, as trustee.
4.36(14)          Registration Rights Agreement, dated as of April 17, 1998, between Trump's Castle Hotel & Casino, Inc., Trump's Castle
                  Associates, L.P., Trump's Castle Funding, Inc. and funds
                  managed by Putnam Investment Management.
4.37(14)          Intercreditor Agreement, dated as of April 17, 1998, between
                  Trump's Castle Associates, L.P., Trump's Castle Funding, Inc.,
                  Trump, Trump's Castle Hotel & Casino, Inc. and U.S. Bank
                  National Association.
4.38(14)          Indenture of Mortgage and Security Agreement, dated as of
                  April 17, 1998, between Trump's Castle Associates, L.P., as
                  Mortgagor/Debtor, and Trump's Castle Funding, Inc., as
                  Mortgagee/Secured Party.
4.39(14)          Indenture of Mortgage and Security Agreement, dated as of
                  April 17, 1998, between Trump's Castle Associates, L.P., as
                  Mortgagor/Debtor, and U.S. Bank National Association, as
                  Mortgagee/Secured Party.
4.40(14)          Senior Assignment Agreement, dated as of April 17, 1998, by
                  Trump's Castle Funding, Inc., as Assignor, to U.S. Bank
                  National Association, as Assignee.
4.41(14)          Indenture of Mortgage and Security Agreement, dated as of
                  April 17, 1998, between Trump's Castle Associates, L.P. as
                  Mortgagor/Debtor, and Trump's Castle Hotel & Casino, Inc., as
                  Mortgagee/Secured Party.
4.42(14)          Indenture of Mortgage and Security Agreement, dated as of
                  April 17, 1998, between Trump's Castle Associates, L.P., as
                  Mortgagor/Debtor, and U.S. Bank National Association, as
                  Mortgagee/Secured Party.
4.43(14)          Senior TCHI Assignment Agreement, dated as of April 17, 1998, by Trump's Castle Hotel & Casino, Inc., as Assignor, to U.S.
                  Bank National Association, as Assignee.
10.1-10.2         Intentionally omitted.
10.3(3)           Employment Agreement dated January 17, 1991, between Trump's
                  Castle Associates and Roger P. Wagner.
10.4(4)           Second Amendment to Employment Agreement dated January 17,
                  1991 between Trump's Castle Associates, Trump's Castle Hotel &
                  Casino, Inc., and Roger P. Wagner.
10.5(5)           Form of License Agreement between Trump's Castle Associates and Donald J. Trump.
10.6-10.10        Intentionally omitted.
10.11(11)         Employment Agreement between Trump Hotels & Casino Resorts
                  Holdings, L.P. and Nicholas L. Ribis (with exhibits).
10.12(6)          Trump's Castle Hotel & Casino Retirement Savings Plan,
                  effective as of September 1, 1986.
10.13-10.18       Intentionally omitted.
10.19(3)          Lease Agreement by and between State of New Jersey acting
                  through its Department of Environmental Protection, Division of Parks and Forests, as landlord, and Trump's Castle
                  Associates, as tenant, dated September 1, 1990.
10.20-10.26       Intentionally omitted.
10.27(1)          Services Agreement.
10.28-10.31       Intentionally omitted.

Exhibit  No.

10.32(7)          Employment Agreement dated December 20, 1993, between Patricia
                  M. Wild and Trump's Castle Associates.
10.33             Intentionally omitted.
10.34(7)          Amended and Restated Credit Agreement, dated as of December
                  28, 1993, among Midlantic, Trump's Castle Associates and
                  Trump's Castle Funding, Inc.
10.35(7)          Amendment No. 1 to Amended and Restated Indenture of Mortgage,
                  between Trump's Castle Associates, as Mortgagor and Midlantic,
                  as Mortgagee.
10.36(7)          Amended and Restated Indenture of Mortgage, between Trump's
                  Castle Associates, as Mortgagor and Midlantic, as Mortgagee,
                  dated as of May 29, 1992.
10.37(7)          Amendment No. 1 to Amended and Restated Assignment of Leases
                  and Rents, between Trump's Castle Associates, as assignor, and
                  Midlantic, as assignee.
10.38(7)          Amended and Restated Assignment of Leases and Rents, between
                  Trump's Castle Associates, as assignor, and Midlantic, as
                  assignee, dated as of May 29, 1992.
10.39(7)          Amendment No. 1 to Amended and Restated Assignment of
                  Operating Assets, between Trump's Castle Associates, as
                  assignor and Midlantic, as assignee.
10.40(7)          Amended and Restated Assignment of Operating Assets, between
                  Trump's Castle Associates, as assignor, and Midlantic, as
                  assignee, dated as of May 29, 1992.
10.41(7)          Intercreditor Agreement, by and among Midlantic, the Senior
                  Note Trustee, the Mortgage Note Trustee, the PIK Note Trustee,
                  Trump's Castle Funding, Inc. and Trump's Castle Associates.
10.42(8)          Option Agreement, dated as of June 23, 1995, between Hamilton
                  Partners, L.P. and Trump's Castle Associates.
10.43(9)          Form of Amended and Restated Term Note, dated as of May 28,
                  1995, between Midlantic Bank, N.A. and Trump's Castle
                  Associates.
10.44(11)         Severance Agreement dated June 16, 1995, between Robert E.
                  Schaffhauser and Trump's Castle Associates.
10.45(11)         Employment Agreement dated July 10, 1995, between Mark A.
                  Brown and Trump's Castle Associates.
10.45.1(18)       Second Amendment, dated August 3, 2000, to the Employment
                  Agreement, dated March 6, 1998, between Mark A. Brown and
                  Trump's Castle Associates, as assigned to Trump Taj Mahal
                  Associates and amended effective January 3, 2000.
10.46(12)         Thermal Energy Service Agreement, dated as of September 27,
                  1996, by and between Atlantic Jersey Thermal Systems, Inc. and
                  Trump's Castle Associates.
10.47(12)         Amended and Restated Services Agreement, dated as of October
                  23, 1996, by and among Trump Plaza Associates, Trump Taj Mahal
                  Associates, Trump's Castle Associates, L.P. and Trump Casino
                  Services, L.L.C.
10.48(13)         Employment Agreement between R. Bruce McKee and Trump Taj
                  Mahal Associates, dated August 1, 1994.
10.49(16)         Employment Agreement, dated July 24, 1995, as amended, between
                  Lawrence J. Mullin and Trump's Castle Associates, L.P.
10.49.1(17)       Amendment, dated January 2000, to Employment Agreement between
                  Lawrence J. Mullin and Trump's Castle Associates, L.P.
10.50             Agreement and Plan of Merger, dated as of December 27, 2000, between Trump Taj Mahal Associates and Trump Casino Services,
                  L.L.C.
21(17)            List of Subsidiaries of Trump's Castle Hotel & Casino, Inc.,
                  Trump's Castle Associates, L.P. and Trump's Castle Funding,
                  Inc.
99.1              Letter, dated March 29, 2002, from Trump's Castle Associates,
                  L.P. to the Securities and Exchange Commission pursuant to Temporary Note 3T to Article 3 of Regulation S-X.

----------

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

(7) Incorporated herein by reference to the identically numbered Exhibit to Trump's Castle Funding, Inc.'s Registration Statement on Form S-4, Registration Number 33-52309 filed with the SEC on February 17, 1994.
(8) Incorporated herein by reference to the identically numbered Exhibit to Trump's Castle Funding, Inc.'s and Trump Castle Associates' Current Report on Form 8-K dated as of June 23, 1995.
(9) Incorporated herein by reference to the identically numbered Exhibit to Trump's Castle Funding, Inc.'s and Trump's Castle Associates' Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(10) Incorporated herein by reference to the identically numbered Exhibit in the Quarterly Report on Form 10-Q of Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc. for the quarter ended June 30, 1995.
(11) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump's Castle Funding, Inc. and Trump's Castle Associates for the year ended December 31, 1995.
(12) Incorporated herein by reference to the identically numbered Exhibit to Trump's Castle Funding, Inc.'s and Trump Castle Associates' Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(13) Incorporated herein by reference to the Exhibit in the Quarterly Report on Form 10-Q of Trump Taj Mahal Funding, Inc. for the quarter ended September 30, 1994.
(14) Incorporated herein by reference to the identically numbered Exhibit to Trump's Castle Funding, Inc. and Trump's Castle Associates, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(15) Incorporated herein by reference to the Exhibit to Trump's Castle Hotel & Casino, Inc., Trump's Castle Funding, Inc. and Trump's Castle Associates L.P.'s Registration Statement on Form S-4, Registration No. 333-56865.
(16) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump's Castle Hotel & Casino, Inc., Trump's Castle Funding, Inc. and Trump's Castle Associates, L.P. for the year ended December 31, 1998.
(17) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump's Castle Hotel & Casino, Inc., Trump's Castle Funding, Inc. and Trump's Castle Associates, L.P. for the year ended December 31, 1999.
(18) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump's Castle Hotel & Casino, Inc., Trump's Castle Funding, Inc. and Trump's Castle Associates, L.P. for the year ended December 31, 2000.

      (d) Financial Statement Schedules. See "Financial Statements and Supplementary Data-Index to Financial Statements and Financial Statement Schedules" for a list of the financial statement schedules included in this Annual Report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Annual Report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.


                                        TRUMP'S CASTLE HOTEL & CASINO, INC.

                                        /s/ Donald J. Trump
                                        -------------------
                                        Donald J. Trump
                                        President and Chief Executive Officer


                                        TRUMP'S CASTLE FUNDING, INC.

                                        /s/ Donald J. Trump
                                        -------------------
                                        Donald J. Trump
                                        President and Chief Executive Officer


                                        TRUMP'S CASTLE ASSOCIATES, L.P.

                                        By: Trump's Castle Hotel & Casino, Inc.,
                                            General Partner


                                        /s/ Donald J. Trump
                                        -------------------
                                        Donald J. Trump
                                        President and Chief Executive Officer

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

TRUMP'S CASTLE HOTEL & CASINO, INC.

          Name                               Position                                Date
          ----                               --------                                ----
/s/ Donald J. Trump                Chairman of the Board, President and         March 29, 2002
-----------------------            Chief Executive Officer (principal
Donald J. Trump                    executive officer)

/s/ John P. Burke                  Executive Vice President, Corporate          March 29, 2002
-----------------------            Treasurer and Director (principal
John P. Burke                      financial officer)

/s/ Robert M. Pickus               Director                                     March 29, 2002
-----------------------
Robert M. Pickus

/s/ Walter L. Leib                 Director                                     March 29, 2002
-----------------------
Walter L. Leib

/s/ Asher O. Pacholder             Director                                     March 29, 2002
-----------------------
Asher O. Pacholder

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

TRUMP'S CASTLE FUNDING, INC.

          Name                               Position                                Date
          ----                               --------                                ----
/s/ Donald J. Trump                Chairman of the Board, President and         March 29, 2002
------------------------------     Chief Executive Officer (principal
Donald J. Trump                    executive officer and sole director)

/s/ Francis X. McCarthy, Jr.       Chief Financial Officer, Chief               March 29, 2002
------------------------------     Accounting Officer (principal
Francis X. McCarthy, Jr.           financial officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the date indicated.

TRUMP CASTLE ASSOCIATES, L.P.

By: Trump's Castle Hotel & Casino, Inc., General Partner

         Name                                 Position                               Date
         ----                                 --------                               ----
/s/ Donald J. Trump                Chairman of the Board, President and         March 29, 2002
----------------------             Chief Executive Officer (principal
Donald J. Trump                    executive officer)

/s/ John P. Burke                  Executive Vice President, Corporate          March 29, 2002
----------------------             Treasurer and Director (principal
John P. Burke                      financial officer)

/s/ Robert M. Pickus               Director                                     March 29, 2002
----------------------
Robert M. Pickus

/s/ Walter L. Leib                 Director                                     March 29, 2002
----------------------
Walter L. Leib

/s/ Asher O. Pacholder             Director                                     March 29, 2002
----------------------
Asher O. Pacholder

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

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                            Page
                                                                            ----

Trump's Castle Associates, L.P. and Subsidiary

    Report of Independent Public Accountants ...........................     F-2

    Consolidated Balance Sheets as of December 31, 2000 and 2001 .......     F-3

    Consolidated Statements of Operations for the years ended
      December 31, 1999, 2000 and 2001 .................................     F-4

    Consolidated Statements of Partners' Capital for the years ended
      December 31, 1999, 2000 and 2001 .................................     F-5

    Consolidated Statements of Cash Flows for the years ended
       December 31, 1999, 2000 and 2001 ................................     F-6

    Notes to Consolidated Financial Statements .........................     F-7

Financial Statement Schedule

    Schedule II -- Valuation and Qualifying Accounts for the years ended
        December 31, 1999, 2000 and 2001 ...............................     S-1

Other Schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump's Castle Associates, L.P. and Subsidiary:

      We have audited the accompanying consolidated balance sheets of Trump's Castle Associates, L.P. (a New Jersey limited partnership) and Subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump's Castle Associates, L.P. and Subsidiary as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

Roseland, New Jersey
March 13, 2002

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    December 31,   December 31,
                                                                       2000            2001
                                                                     ---------       ---------
                                     ASSETS
                                     ------
CURRENT ASSETS
     Cash and cash equivalents ................................      $  21,236       $  22,074
     Trade receivables, less allowance for doubtful accounts of
       $2,214 and $2,852, respectively  (Note 2) ..............         12,921          12,023
     Other receivables ........................................          2,835             941
     Inventories (Note 2) .....................................          3,125           2,801
     Prepaid expenses and other current assets ................          2,011           1,856
                                                                     ---------       ---------
              Total current assets ............................         42,128          39,695
                                                                     ---------       ---------

PROPERTY AND EQUIPMENT (Notes 2 and 3)
     Land and land improvements ...............................         92,379          92,379
     Buildings and building improvements ......................        409,324         409,324
     Furniture, fixtures and equipment ........................         39,717          51,717
     Construction in progress .................................          2,201           3,779
                                                                     ---------       ---------
                                                                       543,621         557,199
     Less-Accumulated depreciation and amortization ...........         71,635          88,387
                                                                     ---------       ---------
                                                                       471,986         468,812
                                                                     ---------       ---------
OTHER ASSETS ..................................................         11,179          11,503
                                                                     ---------       ---------
              Total assets ....................................      $ 525,293       $ 520,010
                                                                     =========       =========

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

CURRENT LIABILITIES
     Current maturities-long term debt (Note 3) ...............      $   1,136       $   4,385
     Trade accounts payable ...................................          8,766          10,630
     Due to affiliates (Note 4) ...............................         17,042           8,184
     Accrued payroll and related expenses .....................          6,889           6,451
     Accrued interest payable (Note 3) ........................          4,701           4,701
     Self insurance reserves (Note 5) .........................          3,342           3,258
     Other ....................................................          7,626           9,009
                                                                     ---------       ---------
              Total current liabilities .......................         49,502          46,618
LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 3) ..............        409,511         433,176
OTHER LONG-TERM LIABILITIES ...................................          3,565           6,353
                                                                     ---------       ---------
              Total liabilities ...............................        462,578         486,147
                                                                     ---------       ---------
COMMITMENTS AND CONTINGENCIES (Note 5)
PARTNERS' CAPITAL
     Contributed capital ......................................        175,395         175,395
     Accumulated deficit ......................................       (112,680)       (141,532)
                                                                     ---------       ---------
              Total partners' capital .........................         62,715          33,863
                                                                     ---------       ---------
              Total liabilities and partners' capital .........      $ 525,293       $ 520,010
                                                                     =========       =========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                      For the Years Ended December 31,
                                                    1999            2000            2001
                                                 ---------       ---------       ---------
REVENUES
     Gaming (Note 2) ......................      $ 269,321       $ 267,377       $ 266,493
     Rooms ................................         16,197          17,640          18,280
     Food and beverage ....................         34,376          33,804          31,700
     Other ................................         10,672          10,124          10,419
                                                 ---------       ---------       ---------
         Gross revenues ...................        330,566         328,945         326,892
     Less-Promotional allowances (Note 2) .         64,807          65,234          71,148
                                                 ---------       ---------       ---------
         Net revenues .....................        265,759         263,711         255,744
                                                 ---------       ---------       ---------

COSTS AND EXPENSES (Notes 2, 4, 5 and 6)
     Gaming ...............................        135,425         132,879         127,147
     Rooms ................................          4,191           4,272           3,572
     Food and beverage ....................         10,846          10,927          10,154
     General and administrative ...........         66,420          68,557          66,445
     Depreciation and amortization (Note 2)         17,340          17,381          17,831
                                                 ---------       ---------       ---------
                                                   234,222         234,016         225,149
                                                 ---------       ---------       ---------
         Income from operations ...........         31,537          29,695          30,595
INTEREST INCOME ...........................            811           1,490             609
INTEREST EXPENSE (Note 3) .................        (54,157)        (56,775)        (60,056)
                                                 ---------       ---------       ---------
         Net loss .........................      $ (21,809)      $ (25,590)      $ (28,852)
                                                 =========       =========       =========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)

                                       Contributed   Accumulated
                                         Capital       Deficit          Total
                                        --------      ---------       ---------
Balance at December 31, 1998 .....      $175,395      $ (65,281)      $ 110,114

Net loss .........................            --        (21,809)        (21,809)
                                        --------      ---------       ---------
Balance at December 31, 1999 .....       175,395        (87,090)         88,305

Net loss .........................            --        (25,590)        (25,590)
                                        --------      ---------       ---------
Balance at December 31, 2000 .....       175,395       (112,680)         62,715

Net loss .........................            --        (28,852)        (28,852)
                                        --------      ---------       ---------
Balance at December 31, 2001 .....      $175,395      $(141,532)      $  33,863
                                        ========      =========       =========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              For the Years Ended December 31,
                                                                             1999           2000           2001
                                                                           --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .........................................................      $(21,809)      $(25,590)      $(28,852)
   Adjustments to reconcile net loss to net cash flows provided by operating activities -
     Depreciation and amortization ..................................        17,340         17,381         17,831
     Issuance of PIK debt in satisfaction of accrued interest .......        13,281         15,188         17,368
     Accretion of bond discount .....................................         4,382          5,122          5,981
     Provision of losses on receivables .............................           764          1,318          1,313
     Valuation allowance - CRDA investments .........................         1,444          3,680          1,432
     (Increase) decrease in receivables .............................        (2,990)        (5,275)           307
     (Increase) decrease in inventories .............................          (272)           167            324
     Decrease (increase) in prepaid expenses and other current assets            59           (186)           155
     (Increase) decrease in other assets ............................           (24)           956            844
     Decrease in due to affiliates ..................................          (425)        (3,373)        (9,127)
     (Decrease) increase in current liabilities .....................          (239)           264          2,337
     Increase in other long-term liabilities ........................             7             17             69
                                                                           --------       --------       --------
       Net cash flows provided by operating activities ..............        11,518          9,669          9,982
                                                                           --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment, net .......................        (4,553)        (5,114)        (3,979)
     Purchases of CRDA investments ..................................        (3,368)        (3,347)        (3,388)
                                                                           --------       --------       --------
       Net cash flows used in investing activities ..................        (7,921)        (8,461)        (7,367)
                                                                           --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of other borrowings ..................................        (1,907)        (1,385)        (1,777)
                                                                           --------       --------       --------
       Net cash flows used in financing activities ..................        (1,907)        (1,385)        (1,777)
                                                                           --------       --------       --------
       Net increase (decrease) in cash and cash equivalents .........         1,690           (177)           838

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................        19,723         21,413         21,236
                                                                           --------       --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................      $ 21,413       $ 21,236       $ 22,074
                                                                           ========       ========       ========

SUPPLEMENTAL INFORMATION:
   Cash paid for interest ...........................................      $ 36,383       $ 36,142       $ 36,372
                                                                           ========       ========       ========
   Purchase of equipment under capitalized lease obligations ........      $  4,059       $  1,383       $  5,340
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

      The Partnership operates the Trump Marina Hotel Casino ("Trump Marina"), a luxury casino hotel located in the marina district of Atlantic City, New Jersey. The majority of Trump Marina's revenues are derived from its gaming operations. Competition in the Atlantic City gaming market is intense, and while no significant expansion is expected in 2002, the Partnership believes that competition will continue to intensify due to planned future expansion by existing operators and as new entrants to the gaming industry become operational.

      Since Funding has no business operations, its ability to repay the principal and interest on the $62,000,000 10 1/4% Senior Secured Notes due 2003 (the "Senior Notes"), the 11-3/4% Mortgage Notes due 2003 (the "Mortgage Notes") and its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") is completely dependent upon the operations of the Partnership. (See
Note 3).

      Since TCHI has no business operations, its ability to repay the principal and interest on the $5,000,000 10 1/4% Senior Secured Notes due 2003 (the "Working Capital Loan") is completely dependent on the operations of the Partnership. (See Note 3).

      As discussed in Note 3, repayment of the Senior Notes is due on April 30, 2003, repayment of the Working Capital Loan is due on April 30, 2003 and repayment of the Mortgage Notes is due on November 15, 2003. The Partnership and Funding are seeking to refinance or modify the debt which matures in 2003. As shown in the accompanying Consolidated Statements of Cash Flows, the Partnership has consistently generated sufficient cash for debt service and operating requirements. Management believes that, based upon its cash flow projections for 2002, the Partnership will have sufficient cash flows to meet their debt service and operating expense requirements throughout 2002.

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

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

      Promotional Allowances

      Gross revenues include the retail value of the complimentary food, beverage and hotel services provided to patrons. The retail value of these promotional allowances is deducted from gross revenues to arrive at net revenues. The costs of such complimentaries have been included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of:

                                       For the Years Ended December 31,
                                   1999               2000               2001
                               -----------        -----------        -----------
Rooms .................        $10,680,000        $10,123,000        $10,177,000
Food and Beverage .....         21,635,000         20,976,000         20,103,000
Other .................          3,668,000          3,061,000          2,269,000
                               -----------        -----------        -----------
                               $35,983,000        $34,160,000        $32,549,000
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

      As of December 31, 2001, the Partnership had New Jersey state net operating loss carryforwards of approximately $115,000,000, which are available to offset taxable income through the year 2008. The net operating loss carryforwards result in a deferred tax asset of $10,350,000, which has been offset by a valuation allowance of $10,350,000, as utilization of such carryforwards is not considered to be likely.

      Inventories

      Inventories of provisions and supplies are carried at the lower of cost (first-in, first-out basis) or market.

      Property and Equipment

      Property and equipment are recorded at cost and depreciated on the straight-line method over the estimated useful lives of the related assets.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

      Recent Accounting Pronouncements

      In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues within Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" ("EITF 00-22"). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such rebates of $28,040,000, $28,931,000 and $35,032,000 for the years ended December 31, 1999, 2000 and
2001, respectively, have been classified as promotional allowances. The Partnership previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

      In July 2001, the FASB issued Statement No. 141 "Business Combinations" (SFAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets" (SFAS 142"). SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Partnership does not expect the provisions of SFAS 141 and SFAS 142 to have a material effect on the Partnership's financial position or results of operations.

      Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Partnership's management does not expect the adoption of SFAS No. 143 to have a material impact on the Partnership's financial results.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after June 15, 2002. The Partnership's management does not expect the adoption of SFAS No. 144 to have a material impact on the Partnership's financial results.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      In November 2001, the EITF reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"). For a sales incentive offered voluntarily by a vendor to its patrons, EITF 01-09 requires the vendor to recognize the cost of the sales incentive at the later of the date at which the related revenue is recorded by the vendor, or the date at which the sales incentive is offered. Accordingly, at December 31, 2001, the Partnership has accrued for the expected cost of certain cash incentives offered to casino patrons based on their past levels of play. Application of EITF 01-09 is required in annual or interim financial statements for periods beginning after December 15, 2001. The Partnership elected to adopt EITF 01-09 in the quarter ended December 31, 2001.

      Reclassifications

      Certain reclassifications have been made to the prior period financial statements in order to conform to the 2001 presentation.

(3) Long-Term Debt

      Long-term debt consists of:

                                                                         December 31,      December 31,
                                                                             2000              2001
                                                                         ------------      ------------
Mortgage Notes, due 2003
     (Net of discount of $18,383,000 and $13,137,000, respectively)      $223,758,000      $229,004,000
PIK Notes, due 2005
     (Net of discount of $5,726,000 and $4,991,000, respectively) .       115,253,000       133,356,000
Senior Notes, due 2003 ............................................        62,000,000        62,000,000
Working Capital Loan, due 2003 ....................................         5,000,000         5,000,000
Capital lease obligations .........................................         4,636,000         8,201,000
                                                                         ------------      ------------
     Total debt ...................................................       410,647,000       437,561,000
Less-current maturities ...........................................         1,136,000         4,385,000
                                                                         ------------      ------------
     Long-term debt ...............................................      $409,511,000      $433,176,000
                                                                         ============      ============

      The Mortgage Notes bear interest at 11-3/4%, payable in cash semiannually, and mature on November 15, 2003. The Mortgage Notes may be redeemed at Funding's option at a rate of 100% at December 31, 2001 and thereafter.

      The PIK Notes bear interest at 13-7/8% payable at Funding's option in whole or in part in cash and through the issuance of additional PIK Notes through November 15, 2003. After November 15, 2003, interest on the PIK Notes is payable in cash at the rate of 13-7/8%. The PIK Notes mature on November 15, 2005. The PIK Notes may be redeemed at Funding's option at 100% of the principal amount under certain conditions, as defined in the PIK Note Indenture, and a specified percentage is required to be redeemed from the proceeds of any equity offering of the Partnership. Interest payments of $13,281,000, $15,188,000 and $17,368,000 in 1999, 2000 and 2001, respectively, were satisfied by the issuance of additional PIK Notes. The Partnership anticipates that interest due in 2002 will also be satisfied through the issuance of additional PIK Notes. THCR Holdings owns approximately 90% of the PIK Notes.

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

      The Senior Notes have a priority mortgage lien ahead of the Partnership's Mortgage Notes and are further secured by virtually all of the Partnership's assets. The Senior Notes have an outstanding principal amount of $62,000,000, bear interest at the rate of 10-1/4% per annum, payable semiannually and mature on April 30, 2003.

      TCHI obtained a $5,000,000 working capital loan, the proceeds of which were loaned to the Partnership. The Working Capital Loan has an outstanding principal amount of $5,000,000, bears interest at the rate of 10-1/4% per annum, and matures on April 30, 2003. Both the Senior Notes and the Working Capital Loan are guaranteed by the Partnership.

      The Partnership has entered into various capital leases which are secured by equipment. These leases mature on various dates during the years 2001 through 2005.

      Future minimum payments under capital leases (principal portion included in the table of debt maturities below) are as follows:

2002 ..........................................................       $5,442,000
2003 ..........................................................        2,560,000
2004 ..........................................................        1,875,000
2005 ..........................................................            9,000
2006 ..........................................................                0
                                                                      ----------
Total minimum payments ........................................        9,886,000
Less: amount representing interest ............................        1,685,000
                                                                      ----------
Present value of minimum lease payments .......................       $8,201,000
                                                                      ==========

      The aggregate maturities of long-term debt as of December 31, 2001 are as follows:

2002 ..........................................................     $  4,385,000
2003 ..........................................................      311,218,000
2004 ..........................................................        1,730,000
2005 ..........................................................      138,356,000
2006 ..........................................................                0
                                                                    ------------
                                                                    $455,689,000
                                                                    ============

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The ability of the Partnership and Funding to pay their indebtedness when due, will depend on the ability of the Partnership to either generate cash from operations sufficient for such purposes or to refinance such indebtedness on or before the date on which it becomes due. Cash flow from operations will not be sufficient to repay a substantial portion of the principal amount of the debt at maturity. The future operating performance of the Partnership and the ability to refinance this debt will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Funding, TCHI or the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital. (See Note 1).

     The Partnership and Funding are seeking to refinance or modify the terms of their public debt. Management is confident that, based on its cash projections for 2002, the Partnership will have sufficient cash to meet its debt service and operating requirements throughout 2002. (See Note 1).

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

      For the years ended December 31, 1999, 2000 and 2001, the Partnership incurred fees and expenses of $2,258,000, $2,306,000 and $2,207,000, respectively.

      Transactions with Affiliates

      At December 31, 2000 and 2001, amounts due to affiliates were $17,042,000 and $8,184,000, respectively. The Partnership has engaged in limited intercompany transactions with Trump Plaza Associates ("Plaza Associates"), Trump Taj Mahal Associates ("Taj Associates"), Trump Administration, a division of Taj Associates ("Trump Administration"), THCR, and the Trump Organization, all of which are affiliates of Trump.

      Beginning in late 1997, Castle Associates has utilized certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced Castle Associates' revenues. In 1999, 2000 and 2001, Castle Associates incurred approximately $636,000, $173,000 and $7,000, respectively, for customer costs associated with such utilization. Also, in exchange for having Trump's plane available to customers of

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Trump Marina, Castle Associates has incurred pilot costs of approximately $60,000 in each of the years ended December 31, 1999, 2000 and 2001.

      Trump Casino Services, L.L.C.("TCS"), was formed in 1996 for the purpose of realizing cost savings and operational synergies, provided certain administrative functions and certain services to Plaza Associates, Taj Associates and the Partnership. Effective December 31, 2000, TCS was merged into Taj Associates, and the obligations and administrative duties and responsibilities of TCS were assumed by Trump Administration, a division of Taj Associates. Management believes that Trump Administration's services will continue to result in substantial cost savings and operational synergies for Plaza Associates, Taj Associates and the Partnership.

      Partnership Agreement

      Under the terms of the Partnership Agreement, the Partnership is required to pay all costs incurred by TCI-II. For the years ended December 31, 1999, 2000 and 2001, the Partnership paid no expenses on behalf of TCI-II.

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

      Employment Agreements

      The Partnership has entered into an employment agreement with a certain key employee which will expire January 2, 2003. Total minimum commitment on this agreement at December 31, 2001 was approximately $450,000.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Legal Proceedings

      The Partnership is involved in legal proceedings incurred in the normal course of business. In the opinion of management and its counsel, if adversely decided, none of these proceedings would have a material effect on the consolidated financial position of the Partnership.

      Casino Reinvestment Development Authority Obligations

      Pursuant to the provisions of the Casino Control Act, the Partnership must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1 1/2% of its gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2 1/2% of its gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (the "CRDA"), both of which bear interest at below market rates. The Partnership is required to make quarterly deposits with the CRDA to satisfy its investment obligations.

      For the years ended December 31, 1999, 2000 and 2001, the Partnership charged to operations $1,444,000, $3,680,000 and $1,432,000, respectively, to give effect to the below market interest rates and valuation allowance adjustments associated with CRDA deposits and bonds. From time to time, the Partnership has elected to donate funds it has on deposit with the CRDA for various projects. Donations in the amounts of $98,000, $5,769,000 and $682,000 were made during the years ended December 31, 1999, 2000 and 2001, respectively. As a result of these donations, the Partnership charged to operations $55,000, $2,553,000 and $303,000 during the years ended December 31, 1999, 2000 and 2001, respectively.

(6) Employee Benefit Plans

      The Partnership has a retirement savings plan for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 20% of their earnings (as defined) to the plan up to the maximum amount permitted by law, and the Partnership will match 50% of an eligible employee's contributions up to a maximum of 6% of the employee's earnings. The Partnership recorded charges of approximately $1,117,000, $1,086,000 and $1,090,000 for matching contributions for the years ended December 31, 1999, 2000 and 2001, respectively.

      The Partnership makes payments to various trusteed multi employer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. It is not practical to determine the amount of payments ultimately used to fund pension benefit plans or the current financial condition of the plans. Under the Employee Retirement Income Security Act, the Partnership may be liable for its share of the plans' unfunded liabilities, if any, if the plans are terminated or if the Partnership withdraws from participation in such plans. Pension expense charged to operations for the years ended December 31, 1999, 2000 and 2001 was $743,000, $1,054,000 and $1,281,000, respectively.

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

      The fair values of the Mortgage Notes and PIK Notes are based on quoted market prices as follows:

                                                     December 31, 2000
                                         Carrying Amount            Fair Value
                                         ---------------            ----------

Mortgage Notes .................          $223,758,000            $184,027,000
PIK Notes ......................          $115,253,000            $ 54,441,000

                                                      December 31, 2001
                                         Carrying Amount            Fair Value
                                         ---------------            ----------

Mortgage Notes .................          $229,004,000            $186,449,000
PIK Notes ......................          $133,356,000            $ 74,707,000

      There are no quoted market prices for the Partnership's Senior Notes and Working Capital Loan. A reasonable estimate of their value could not be made without incurring excessive costs.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8) Financial Information of Funding

      Financial information relating to Funding is as follows:

                                                              December 31,     December 31,
                                                                 2000             2001
                                                              -----------      -----------
Total  Assets (including Mortgage Notes Receivable
       of $242,141,000, net of unamortized
       discount of $18,383,000 and $13,137,000 at
       December 31, 2000 and December 31, 2001,
       PIK Notes Receivable of $120,979,000, net
       of unamortized discount of $5,726,000 at
       December 31, 2000 and $138,347,000, net of
       unamortized discount of $4,991,000 at
       December, 31, 2001, Senior Notes Receivable
       of $62,000,000 at December 31, 2000 and
       December 31, 2001) .................................. $401,011,000     $424,360,000
                                                             ============     ============

Total  Liabilities and Capital (including Mortgage
       Notes Payable of $242,141,000,net of
       unamortized discount of $18,383,000 and
       $13,137,000 at December 31, 2000 and
       December 31, 2001, PIK Notes Payable of
       $120,979,000, net of unamortized discount
       of $5,726,000 at December 31, 2000 and
       $138,347,000, net of unamortized discount
       of $4,991,000 at December 31, 2001, Senior
       Notes Payable of $62,000,000 at and
       December 31, 2000 and December 31, 2001) ............ $401,011,000     $424,360,000
                                                             ============     ============


                                                                 Year Ended December 31,
                                                                  2000             2001
                                                              -----------      -----------
Interest Income ............................................ $ 55,181,000     $ 58,322,000

Interest Expense ...........................................   55,181,000       58,322,000
                                                             ------------     ------------

Net Income ..... ........................................... $         --     $         --
                                                             ============     ============

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(9) Financial Information of TCHI

      Financial information relating to TCHI is as follows:

                                                                  December 31,    December 31,
                                                                       2000            2001
                                                                  ------------    ------------
Total Assets (including Working Capital Loan Receivable of
       $5,000,000 at December 31, 2000 and 2001) ............      $5,000,000      $5,000,000
                                                                   ==========      ==========

Total Liabilities and Capital (including Working Capital Loan
       Payable of $5,000,000 at December 31, 2000 and 2001) .      $5,000,000      $5,000,000
                                                                   ==========      ==========

                                                                      Year Ended December 31,
                                                                       2000            2001
                                                                     --------        --------

Interest Income .............................................        $512,000        $515,000
Interest Expense ............................................         512,000         515,000
                                                                     --------        --------
Net Income ..................................................        $     --        $     --
                                                                     ========        ========

(10) Quarterly Financial Data (unaudited)

                                                             2000
                                                             ----

                                  First Quarter  Second Quarter  Third Quarter  Fourth Quarter
                                  -------------  --------------  -------------  --------------
Net Revenues ...................     $ 58,307       $ 66,655       $ 79,287       $ 59,462

Income from Operations .........        4,379          7,894         16,023          1,399

Net Income/(Loss) ..............       (9,368)        (5,908)         2,033        (12,347)

                                                             2001
                                                             ----

                                  First Quarter  Second Quarter  Third Quarter  Fourth Quarter
                                  -------------  --------------  -------------  --------------
Net Revenues ...................     $ 58,348       $ 61,791       $ 72,844       $ 62,761

Income from Operations .........        3,798          6,046         13,126          7,625

Net Income/(Loss) ..............      (10,594)        (8,623)        (1,875)        (7,760)

                                                                     SCHEDULE II

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                  Balance at     Charged to                             Balance at
                                                  Beginning       Costs and          Other                End of
                                                  Of Period       Expenses          Charges               Period
                                                 ----------      ----------      -------------          ----------
YEAR ENDED DECEMBER 31, 1999
   Allowance for doubtful accounts ........      $1,920,000      $  764,000      $    (683,000)(A)      $2,001,000
                                                 ==========      ==========      =============          ==========

   Valuation allowance for CRDA investments      $4,558,000      $1,444,000      $    (183,000)(B)      $5,819,000
                                                 ==========      ==========      =============          ==========

YEAR ENDED DECEMBER 31, 2000
   Allowance for doubtful accounts ........      $2,001,000      $1,318,000      $  (1,105,000)(A)      $2,214,000
                                                 ==========      ==========      =============          ==========

   Valuation allowance for CRDA investments      $5,819,000      $3,680,000      $  (4,513,000)(B)      $4,986,000
                                                 ==========      ==========      =============          ==========

YEAR ENDED DECEMBER 31, 2001
   Allowance for doubtful accounts ........      $2,214,000      $1,313,000      $   (675,000)(A)       $2,852,000
                                                 ==========      ==========      =============          ==========

   Valuation allowance for CRDA investments      $4,986,000      $1,432,000      $  (1,569,000)(B)      $4,849,000
                                                 ==========      ==========      =============          ==========

----------

(A)   Write-off of uncollectible accounts.

(B)   Reversal of allowance applicable to contribution of CRDA investments.

                                  Exhibit Index
                                  -------------


Exhibit No.   Description                                             Page No.
-----------   -----------                                             --------

10.50 Agreement and Plan of Merger, dated as of December 27, 2000, between Trump Taj Mahal Associates and Trump
              Casino Services, L.L.C.

99.1          Letter, dated March 29, 2002, from Trump's Castle Associates, L.P.
              to the Securities and Exchange Commission pursuant to Temporary
              Note 3T to Article 3 of Regulation S-X.