Form 10-Q
period 2002-03-31
TRUMPS CASTLE HOTEL & CASINO INC; TRUMPS CASTLE ASSOCIATES LP; TRUMPS CASTLE FUNDING INC
filed 2002-05-15
CIK 1063882, 911534, 770618

=============================================================================================================================

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                           --------------------------------

(Mark One)                                           FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the Quarterly Period ended March 31, 2002


|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             Securities registered pursuant to Section 12(b) of the Act:
                  Title of Each Class                             Name of Each Exchange on Which Registered
                  -------------------                             -----------------------------------------
             11-3/4% Mortgage Notes due 2003                               American Stock Exchange, Inc
             Increasing Rate Subordinated                               American Stock Exchange, Inc.
              Pay-In-Kind Notes due 2005

                                 -----------------------------------------------------
                          Securities registered pursuant to Section 12(g) of the Act: None
                                 -----------------------------------------------------

     Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was
required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No. |_|

     As of May 15, 2002, there were 100 shares of Trump's Castle Hotel & Casino, Inc.'s Common Stock, no par value, outstanding. Trump's Castle Hotel & Casino, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of
Form 10-Q and is therefore filing this form with the reduced disclosure format.

     As of May 15, 2002, there were 200 shares of Trump's Castle Funding, Inc.'s Common Stock, par value $.01 per share, outstanding. Trump's Castle Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


=============================================================================================================================

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                               INDEX TO FORM 10-Q

                                                                                                                Page No.
                                                                                                                --------

     PART I - FINANCIAL INFORMATION

       ITEM 1 - Financial Statements

       Condensed Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002
             (unaudited) .....................................................................................      1

       Condensed Consolidated Statements of Operations for the three months ended
             March 31, 2001 and 2002 (unaudited) .............................................................      2

       Condensed Consolidated Statement of Partners' Capital for the three months ended
             March 31, 2002 (unaudited) ......................................................................      3

       Condensed Consolidated Statements of Cash Flows for the three months ended
             March 31, 2001 and 2002 (unaudited) .............................................................      4

       Notes to Condensed Consolidated Financial Statements (unaudited) ......................................      5

       ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ........      8

       ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk ...................................     14


     PART II - OTHER INFORMATION

       ITEM 1 - Legal Proceedings ............................................................................     15

       ITEM 2 - Changes in Securities and Use of Proceeds ....................................................     15

       ITEM 3 - Defaults Upon Senior Securities ..............................................................     15

       ITEM 4 - Submission of Matters to a Vote of Security Holders ..........................................     15

       ITEM 5 - Other Information ............................................................................     15

       ITEM 6 - Exhibits and Reports on Form 8-K .............................................................     16


       SIGNATURES
         Trump's Castle Hotel & Casino, Inc. .................................................................     17
         Trump's Castle Funding, Inc. ........................................................................     17
         Trump's Castle Associates, L.P. .....................................................................     17

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                               December 31,          March 31,
                                                                                   2001                2002
                                                                               ------------        ------------
                                                                                                    (unaudited)
                                         ASSETS
                                         ------

     CURRENT ASSETS
        Cash and cash equivalents .........................................     $  22,074           $   35,209
        Receivables, net ..................................................        12,964               10,652
        Inventories .......................................................         2,801                2,768
        Prepaid expenses and other current assets .........................         1,856                1,826
                                                                                ---------           ----------
              Total current assets ........................................        39,695               50,455
     PROPERTY AND EQUIPMENT, NET ..........................................       468,812              464,797
     OTHER ASSETS .........................................................        11,503               12,036
                                                                                ---------           ----------
              Total assets ................................................     $ 520,010           $  527,288
                                                                                =========           ==========


                            LIABILITIES AND PARTNERS' CAPITAL
                            ---------------------------------

     CURRENT LIABILITIES
        Current maturities-long term debt .................................     $   4,385           $    4,481
        Accounts payable and accrued expenses .............................        29,348               29,311
        Due to affiliates .................................................         8,184                7,881
        Accrued interest payable ..........................................         4,701               13,531
                                                                                ---------           ----------
       Total current liabilities ..........................................        46,618               55,204
     LONG TERM DEBT, LESS CURRENT MATURITIES ..............................       433,176              434,348
     OTHER LONG TERM LIABILITIES ..........................................         6,353               10,985
                                                                                ---------           ----------
       Total liabilities ..................................................       486,147              500,537
     COMMITMENTS AND CONTINGENCIES
     PARTNERS' CAPITAL ....................................................        33,863               26,751
                                                                                ---------           ----------
              Total liabilities and partners' capital .....................     $ 520,010           $  527,288
                                                                                =========           ==========







  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (in thousands)

                                                             For the Three
                                                         Months Ended March 31,
                                                            2001         2002
                                                       ------------ -----------
REVENUES
   Gaming .........................................    $    62,093  $    67,290
   Rooms ..........................................          3,963        4,199
   Food and beverage ..............................          7,057        7,075
   Other ..........................................          1,610        1,510
                                                       -----------  -----------
    Gross revenues ................................         74,723       80,074
   Less-promotional allowances ....................         16,375       16,272
                                                       -----------  -----------
    Net revenues ..................................         58,348       63,802
                                                       -----------  -----------

COSTS AND EXPENSES
   Gaming .........................................         31,123       30,967
   Rooms ..........................................            690        1,070
   Food and beverage ..............................          1,892        2,008
   General and administrative .....................         16,546       15,921
   Debt renegotiation costs .......................            --           471
   Depreciation and amortization ..................          4,299        4,901
                                                       -----------  -----------
                                                            54,550       55,338
                                                       -----------  -----------
      Income from operations ......................          3,798        8,464
INTEREST INCOME ...................................            233           33
INTEREST EXPENSE ..................................        (14,625)     (15,609)
                                                       -----------  -----------
      Net (loss) ..................................    $   (10,594) $    (7,112)
                                                       ===========  ===========













  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (unaudited)
                                 (in thousands)

                                  Contributed      Accumulated
                                    Capital          Deficit           Total
                                  -----------      -----------        -------

Balance at December 31, 2001 ..  $   175,395       $   (141,532)   $     33,863
Net loss ......................         -                (7,112)         (7,112)
                                 -----------       -------------   -------------
Balance at March 31, 2002 .....  $   175,395       $   (148,644)   $     26,751
                                 ===========       =============   ============

































   The accompanying notes are an integral part of this condensed consolidated financial statement.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                            For the Three Months Ended March 31,
                                                                                2001                    2002
                                                                          ----------------        ----------------
     CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss .......................................................    $  (10,594)             $   (7,112)
        Adjustments to reconcile net loss to net cash flows provided by operating activities -
               Depreciation and amortization ...........................         4,299                   4,901
               Accretion of bond discount ..............................         1,409                   1,646
               Provision for losses on receivables .....................           299                     277
               Valuation allowance - CRDA investments ..................           551                     246
               Decrease in receivables .................................           511                   2,035
               (Increase) decrease in inventories ......................            (8)                     33
               Decrease in prepaid expenses and other current assets ...           544                      30
               Increase in other assets ................................           (66)                    (20)
               Increase in current liabilities .........................         9,757                   8,730
               Decrease in amounts due to affiliates ...................        (3,483)                   (347)
               Increase in other liabilities ...........................         4,301                   4,745
                                                                            ----------              ----------
                    Net cash flows provided by operating activities ....         7,520                  15,164
                                                                            ----------              ----------

     CASH FLOWS FROM INVESTING ACTIVITIES
               Purchases of property and equipment .....................        (1,140)                   (803)
               Purchase of CRDA investments ............................          (794)                   (849)
                                                                            -----------             -----------
                    Net cash flows used in investing activities ........        (1,934)                 (1,652)
                                                                            -----------             -----------

     CASH FLOWS FROM FINANCING ACTIVITIES
               Repayment of other borrowings ...........................          (136)                   (377)
                                                                            -----------             -----------
                    Net cash flows used in financing activities ........          (136)                   (377)
                                                                            -----------             -----------

                    Net increase in cash and cash equivalents ..........         5,450                  13,135
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................        21,236                  22,074
                                                                            ----------              ----------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................    $   26,686              $   35,209
                                                                            ==========              ==========

     SUPPLEMENTAL INFORMATION
                    Cash paid for interest .............................    $      178              $      331
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

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) Organization and Operations

         The accompanying condensed consolidated financial statements include those of Trump's Castle Associates, L.P., a New Jersey limited partnership (the "Partnership"), and its wholly-owned subsidiary, Trump's Castle Funding, Inc., a New Jersey corporation ("Funding"). The Partnership is 99% owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and 1% by Trump's Castle Hotel & Casino, Inc., a New Jersey corporation ("TCHI"). TCHI is wholly-owned by THCR Holdings, and THCR Holdings is currently a 63.4% owned subsidiary of Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR"). THCR and THCR Holdings are reporting companies under the Securities Exchange Act of 1934, as amended, and have filed all the material required to be filed pursuant to Sections 13, 14 or 15(d) thereof, as applicable.

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

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2001 filed with the SEC by the Partnership, Funding and TCHI.

         The casino industry in Atlantic City is seasonal in nature. Accordingly, the results of operations for the three month period ending March 31, 2002 are not necessarily indicative of the operating results for a full year.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

(2) Financial Information of Funding

       Financial information relating to Funding is as follows:


                                                                          December 31,            March 31,
                                                                              2001                  2002
                                                                          ------------           -----------
Total Assets (including Mortgage Notes Receivable of
$242,141,000, net of unamortized discount of $13,137,000 at
December 31, 2001 and $11,700,000 at March 31, 2002, PIK Notes
Receivable of $138,347,000, net of unamortized discount of
$4,991,000 at December 31, 2001 and $4,782,000 at March 31, 2002,
Senior Notes Receivable of $62,000,000 at December 31, 2001 and
March 31, 2002) .................................................      $    424,360,000      $    426,006,000
                                                                        ===============       ===============



Total Liabilities and Capital (including Mortgage Notes Payable of $242,141,000, net of unamortized discount of $13,137,000 at
December 31, 2001 and $11,700,000 at March 31, 2002, PIK Notes
Payable of $138,347,000, net of unamortized discount of
$4,991,000 at December 31, 2001 and $4,782,000 at March 31, 2002,
Senior Notes Payable of $62,000,000 at December 31, 2001 and
March 31, 2002) ................................................       $    424,360,000      $    426,006,000
                                                                        ===============       ===============




                                                                            Three Months Ended March 31,
                                                                              2001                 2002
                                                                           ----------           ----------
 Interest Income ...............................................        $  14,254,000         $  15,085,000
 Interest Expense ..............................................           14,254,000            15,085,000
                                                                        -------------         -------------
 Net Income ....................................................        $        -            $        -
                                                                        =============         =============

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

(3) Financial Information of TCHI

       Financial information relating to TCHI is as follows:

                                                                                   December 31,         March 31,
                                                                                       2001               2002
                                                                                   ------------      ------------
 Total Assets (including Working Capital Loan Receivable of
        $5,000,000 at December 31, 2001 and  March 31, 2002) ...................   $  5,000,000      $  5,000,000
                                                                                   ============      ============

 Total Liabilities and Capital (including Working Capital Loan
        Payable of $5,000,000 at December 31, 2001 and March 31, 2002) .........   $  5,000,000      $  5,000,000
                                                                                   ============      ============



                                                                                      Three Months Ended March 31,
                                                                                        2001               2002
                                                                                       ------             ------

 Interest Income ........................................................          $   128,000      $   128,000
 Interest Expense .......................................................              128,000          128,000
                                                                                   -----------      -----------
 Net Income .............................................................          $      -         $      -
                                                                                   ===========      ===========



(4)  Recent Accounting Pronouncements

         In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues within Issue No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" ("EITF 00-22"). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such additional rebates of $7,408,000 for the three months ended March 31, 2001 have been reclassified as promotional allowances. The Partnership previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "plans," "forecasts" or "continue" or the negatives of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include business, competition, regulatory and other uncertainties and contingencies discussed in this report that are difficult or impossible to predict and which are beyond our control. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this report. We do not intend to update these statements unless the securities laws require us to do so.

         In this section, the words "Company," "we," "our," "ours," and "us" refer to Trump's Castle Associates (the "Partnership") and its wholly-owned subsidiary, Trump's Castle Funding, Inc. ("Funding"), unless otherwise noted. The Partnership owns and operates the Trump Marina Hotel Casino ("Trump Marina"). The term "Registrants" refers to the Partnership, Funding, and Trump's Castle Hotel & Casino, Inc. ("TCHI"). Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form 10-Q.

         General

         The Registrants Have Substantial Indebtedness.

         The Registrants have substantial indebtedness. The Registrants' debt consists primarily of the (i) Mortgage Notes, (ii) PIK Notes, (iii) Senior Notes and (iv) the Working Capital Loan.

         THCR recently announced that two of its recently formed wholly-owned subsidiaries were offering for private placement to qualified institutional buyers, pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, $470 million aggregate principal amount of a new issue of first mortgage notes due 2010. The proposed offering has been modified to consist of two tranches: (i) $340 million first mortgage notes due 2010 and (ii) $130 million second mortgage notes due 2010. The interest rates of the first mortgage notes and second mortgage notes, as well as other terms of the offering, are to be determined. There can be assurances, however, that the offering will be completed as proposed or otherwise.

         The net proceeds of the offering, if consummated, will be used to redeem, repay or acquire substantially all of the outstanding public indebtedness of the Partnership ($323.4 million aggregate principal amount), THCR Holdings ($109.5 million aggregate principal amount) and the bank debt of Trump Indiana ($24.2 million aggregate principal amount). The offering is conditioned upon obtaining certain approvals, including those of the New Jersey Casino Control Commission and the Indiana Gaming Commission. If the offering or refinancing the public debt issues, or certain of them, cannot be consummated, the Registrants will consider other options. There can be no assurances that any such alternatives will be completed successfully.

         The ability of the Registrants to pay interest on and principal of the public debt depends primarily on the ability of the Partnership to generate cash from operations sufficient for such purposes. The future operating performance of the Partnership is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of the Partnership. Management believes that, based upon the Partnership's current cash flow forecasts for 2002, the Registrants will have sufficient cash flows to meet their respective debt service and operating expense requirements throughout 2002. There can be no assurance, however that the future operating performance of the Partnership will be sufficient to generate the cash flows required to meet the debt service obligations of the Registrants. The ability of the Registrants to pay the principal amount

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



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

         We Do Not Know How the Borgata, When Opened, Will Affect Us.

         In September 2000, Boyd Gaming and MGM Mirage commenced their joint development of a 25-acre site located in the Marina District of Atlantic City for the construction of the "Borgata," a Tuscan-style casino expected to feature a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed in the third quarter of 2003, and is estimated to cost approximately $1.0 billion. While we believe the opening of the Borgata will attract additional visitors to Atlantic City, especially to the Marina District which could benefit the Trump Marina, it is also possible that the Borgata could have an adverse effect on the business and operations of Trump Marina. This potential adverse effect could include a reduction in net revenues caused by a loss of gaming patrons. Also, substantial new expansion and development activity has recently been completed or has been announced in Atlantic City which further intensifies competitive pressure in the Atlantic City market and which could also have an adverse effect on our patronage and revenues.

         New York Has Enacted Gaming Legislation Which May Harm Trump Marina and Other States May Do So In The Future.

         In October 2001, the New York State legislature passed extensive legislation that could adversely affect the Company. The legislation permits three new casinos in western New York, one in Niagara Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, all of which would be owned by the Seneca Indian Nation. It is possible that the Niagara Falls and Buffalo casinos could be open within a year. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, also to be owned by Native Americans, which could open as early as mid-2005. In addition, slot machines would be allowed to be placed in Indian-owned casinos. Video lottery terminals would be installed in five horse racing tracks across the state of New York and, if local governments approve, at certain other tracks. Finally, the law provides for New York joining the Powerball lottery that operates in 26 states with large jackpots. The net effect of these facilities and other items, when operational, on Atlantic City cannot be predicted. The Company believes, however, that a substantial amount of existing and potential new gaming customers could patronize such facilities instead of Atlantic City, at least occasionally. On January 29, 2002, a lawsuit was commenced contesting the above legislation package on the grounds that certain of its provisions were adopted in violation of the State's constitution. The likely outcome of this lawsuit cannot be ascertained at this time.

         We also believe that Ohio, Pennsylvania, Virginia and Delaware are among the other states currently contemplating some form of gaming legislation. Since our market is primarily a drive-to market, legalized gambling in one or more states neighboring or within close proximity to New Jersey could have an adverse effect on the Atlantic City gaming industry overall, including THCR and Trump Marina.

         Our Business is Subject to a Variety of Other Risks and Uncertainties.

         As noted elsewhere, our financial condition and results of operations could be affected by many events that are beyond our control, such as (i) capital market conditions which could affect our ability to raise capital or pursue other alternatives, (ii) future acts of terrorism and their impact on capital markets, consumer behavior and operating expenses, (iii) competition from existing and potential new competitors in Atlantic City and other nearby markets, which is likely to increase over the next five years, (iv) possible increases in gasoline prices which could discourage auto travel to Atlantic City, and (v) adverse weather conditions. Good weather is important to the performance of Trump

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Marina, especially in the winter months, and our improved performance in the first quarter of 2002 is partially attributable to mild weather conditions in the Northeast during such period. Also, the cost of obtaining insurance is likely to increase significantly in the wake of September 11, 2001. If certain coverages are not available or are not available at a reasonable cost, we will be self-insured for such risks.



Critical Accounting Policies

         The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

         Certain of our accounting policies require higher degrees of judgment than others in their application. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2001 filed with the SEC.



Financial Condition -

         Capital Resources and Liquidity

         Cash flows from operating activities of Trump Marina are the Partnership's primary source of liquidity. To a lesser extent, the Partnership has relied on borrowings or capital lease financings for its liquidity and capital resource needs. The Partnership's ability to borrow funds for its liquidity needs is severely restricted by covenants in the various indentures governing its public debt issues, and by its already high level of indebtedness. Gaming revenues are the primary source of the Partnership's revenues and consist primarily of slot machine and table game win. Although we expect the Partnership to have sufficient liquidity from the operating activities of Trump Marina to meet its short term obligations, there can be no assurances in this regard. A variety of factors, including a decrease or change in the demand for the Partnership's services, could have an adverse effect on the Partnership's liquidity. For the three months ended March 31, 2002, the Partnership's net cash flows provided by operating activities were $15,164,000.

         Trump Marina competes with other Atlantic City casino/hotels on the basis of the quality of their guests' experience. The Atlantic City market and the Marina District in particular is anticipated to become even more competitive when the Borgata opens in the third quarter of 2003. We seek to provide high quality service and amenities and a first class casino gaming experience. In a competitive marketplace like Atlantic City, the ability to offer a high quality casino gaming experience is largely dependent upon the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and the extent and quality of the facilities and amenities.

         Because the Partnership has substantial indebtedness and related interest expense, its capital expenditures have been limited in recent years. Consequently, the Partnership is seeking to refinance its public debt which may permit it to devote more funds to capital expenditures.

         Capital expenditures for the three months ended March 31, 2001 and 2002 were $1,140,000 and $803,000, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



         Summary of the Company's Public Indebtedness

         The Partnership's debt consists primarily of (i) the Mortgage Notes,
(ii) the PIK Notes, (iii) the Senior Notes and (iv) the Working Capital Loan.

         The Mortgage Notes have an outstanding principal amount of approximately $242,141,000, bear interest at the rate of 11 3/4% per annum, payable semiannually on May 15th and November 15th of each year, and mature on November 15, 2003.

         The PIK Notes have an outstanding principal amount of approximately $138,347,000 and mature on November 15, 2005. Interest is currently payable semiannually at the rate of 13 7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. Approximately 90% of the PIK Notes are currently owned by THCR Holdings.

         The Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semiannually each April 30th and October 30th. The entire principal balance of the Senior Notes matures on April 30, 2003.

         The Working Capital Loan has an outstanding principal amount of $5,000,000 and bears interest at the rate of 10 1/4% per annum, payable semiannually each April 30th and October 30th. The Working Capital Loan matures on April 30, 2003. The Partnership has the authority to obtain a working capital facility of up to $10,000,000 (of which approximately $5,000,000 is outstanding), although there can be no assurance that such financing will be available, or on terms acceptable to the Partnership.

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

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2001 and 2002.

         Gaming revenues are the primary source of the Partnership's revenues and primarily consist of table game and slot machine win. The following chart details activity for the major components of gaming revenue:

                                                                               Three Months Ended March 31,
                                                                                2001                   2002
                                                                                ----                   ----
                                                                                   (dollars in thousands)

 Table Game Revenue .....................................................    $    14,965           $    15,925
 Increase from Prior Period .............................................                          $       960
 Table Game Drop ........................................................    $    91,636           $    85,416
 Decrease from Prior Period .............................................                          $    (6,220)
 Table Game Win Percentage ..............................................          16.3%                 18.6%
 Increase from Prior Period .............................................                              2.3 pts.
 Number of Table Games ..................................................             76                    80
 Increase from Prior Period .............................................                                    4

 Slot Revenue ...........................................................    $    47,001           $    51,233
 Increase from Prior Period .............................................                          $     4,232
 Slot Handle ............................................................    $   612,863           $   649,011
 Increase from Prior Period .............................................                          $    36,148
 Slot Win Percentage ....................................................           7.7%                  7.9%
 Increase from Prior Period .............................................                               .2 pts
 Number of Slot Machines ................................................          2,531                 2,523
 Decrease from Prior Period .............................................                                   (8)

 Other Gaming Revenue ...................................................    $       127           $       132
 Increase from Prior Period .............................................                          $         5

 Total Gaming Revenues ..................................................    $    62,093           $    67,290
 Increase from Prior Period .............................................                          $     5,197

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



         Table game revenues increased by approximately $960,000, or 6.4%, to $15,925,000 for the three months ended March 31, 2002 from $14,965,000 for the three months ended March 31, 2001. This increase is due primarily to a higher table game win percentage of 18.6% for the three months ended March 31, 2002 as compared to 16.3% for the three months ended March 31, 2001. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table game win percentages were 16.2% and 15.2% for the three months ended March 31, 2002 and 2001, respectively.

         Slot revenues increased $4,232,000, or 9.0%, to $51,233,000 for the three months ended March 31, 2002 from $47,001,000 for the three months ended March 31, 2001. This increase is due to an increased slot handle as well as a higher win percentage as compared to the previous year. The increased handle is due primarily to sustained marketing programs and events designed specifically for the slot customer.

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

         Promotional allowances decreased approximately $103,000, or 0.6%, to $16,272,000 for the three months ended March 31, 2002 from $16,375,000 for the three months ended March 31, 2001. In addition, cash sales from nongaming operations increased by approximately $674,000, or 16.8%, to $4,676,000 for the three months ended March 31, 2002 from $4,002,000 for the three months ended March 31, 2001. These results reflect the continued strategy designed to efficiently utilize marketing costs and to increase cash sales from nongaming operations.

         Gaming costs and expenses decreased approximately $156,000, or 0.5%, to $30,967,000 for the three months ended March 31, 2002 from $31,123,000 for the three months ended March 31, 2001. This was due primarily to the strategic reduction or elimination of less profitable promotional and complimentary expenses and marketing programs.

         Room costs increased by approximately $380,000, or 55.1%, to $1,070,000 for the three months ended March 31, 2002 from $690,000 for three months ended March 31, 2001. This increase is due primarily to associated costs incurred related to a 60.0% increase in the number of cash rooms sold for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

         Food and beverage costs increased approximately $116,000, or 6.1%, to $2,008,000 for the three months ended March 31, 2002 from $1,892,000 for the three months ended March 31, 2001. This increase is due primarily to costs incurred related to a 9.1% increase in food and beverage cash revenues generated in 2002 as compared to 2001.

         General and administrative costs and expenses decreased approximately $625,000, or 3.8%, to $15,921,000 for the three months ended March 31, 2002 from $16,546,000 for the three months ended March 31, 2001. This decrease is due primarily to reduced energy costs.

         Interest expense increased approximately $984,000, or 6.7%, to $15,609,000 for the three months ended March 31, 2002 from $14,625,000 for the three months ended March 31, 2001, primarily due to an increase in the outstanding principal of the PIK Notes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



         Seasonality

         The casino industry in Atlantic City is seasonal in nature. Accordingly, the results of operations for the three month period ending March 31, 2002 are not necessarily indicative of the operating results for a full year.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5 - OTHER INFORMATION

         Subsequent Events

         On April 24, 2002, THCR announced that two of its wholly-owned subsidiaries, Trump Casino Holdings, LLC and Trump Casino Funding, Inc., were offering for private placement to qualified institutional buyers pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, $470 million aggregate principal amount of a new issue of first mortgage notes due 2010. The proposed offering has been modified to consist of two tranches:
(i) $340 million first mortgage notes due 2010 and (ii) $130 million second mortgage notes due 2010. The interest rates of the first mortgage notes and second mortgage notes, as well as other terms of the offering, are to be determined. The issuers intend to use the net proceeds of the offering, if consummated, to redeem, repay or acquire substantially all of the outstanding public indebtedness of the Partnership, THCR Holdings and the bank debt of Trump Indiana. The proposed offering is subject to the prior approval of the New Jersey Casino Control Commission and the Indiana Gaming Commission.

         On April 26, 2002, THCR filed its definitive proxy statement (the "Proxy Statement") with the SEC relating to THCR's 2002 stockholders' annual meeting (the "Annual Meeting"). As explained in the Proxy Statement, due to Arthur Andersen, LLP's federal indictment in March 2002 and the New Jersey Casino Control Commission's (the "CCC") order requiring all New Jersey casino licensees to terminate any ongoing business with Arthur Andersen by May 15, 2002 unless otherwise extended by the CCC, THCR's stockholders will not be asked at the Annual Meeting to ratify the Board of Directors' appointment of independent auditors in order to allow THCR's Audit Committee and Board of Directors to carefully consider Arthur Andersen's replacement. Although THCR anticipates completing its selection process of new independent auditors by mid-June 2002, THCR has petitioned the CCC to grant it a time extension for Arthur Andersen's termination in order to allow Arthur Andersen to complete ongoing matters for THCR and its subsidiaries and in order to allow an efficient transition to THCR's new independent auditors.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits:
             None.

         b.  Current Reports on Form 8-K:
             On January 17, 2002, the Registrants filed a current report on form 8-K with the SEC therein announcing that THCR had settled a dispute, without admitting or denying any of the allegations, with the SEC pertaining to a press release issued by THCR in October 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       TRUMP'S CASTLE HOTEL & CASINO, INC.
                                         (Registrant)

Date: May 15, 2002                     By: /s/ FRANCIS X. MCCARTHY, JR.
                                           ----------------------------
                                       Francis X. McCarthy, Jr.
                                       Executive Vice President of Finance
                                       and Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)




                                       TRUMP'S CASTLE FUNDING, INC.
                                         (Registrant)

Date: May 15, 2002                     By: /s/ FRANCIS X. MCCARTHY, JR.
                                           ----------------------------
                                       Francis X. McCarthy, Jr.
                                       Executive Vice President of Finance
                                       and Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)




                                       TRUMP'S CASTLE ASSOCIATES, L.P.
                                         (Registrant)
                                       By:   Trump's Castle Hotel & Casino, Inc.
                                             its general partner

Date: May 15, 2002                     By: /s/ FRANCIS X. MCCARTHY, JR.
                                           ----------------------------
                                       Francis X. McCarthy, Jr.
                                       Executive Vice President of Finance
                                       and Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)