Form 10-Q/A
period 2002-03-31
TRUMPS CASTLE HOTEL & CASINO INC; TRUMPS CASTLE ASSOCIATES LP; TRUMPS CASTLE FUNDING INC
filed 2002-05-16
CIK 1063882, 911534, 770618

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

(Mark One)                         FORM 10-Q/A
                                 AMENDMENT NO. 1

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

================================================================================

                                Explanatory Note

The Registrants are filing this amendment to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2002 (the "Report") to correct an error in the text of Item 2. The last sentence of the fifth paragraph of Item 2 of the Report has been corrected to be and read as provided in this amendment. No other Items in the report are affected hereby.

             TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                           INDEX TO FORM 10-Q/A


                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

  ITEM 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..................................     2

  SIGNATURES
     Trump's Castle Hotel & Casino, Inc. ..............................     9
     Trump's Castle Funding, Inc. .....................................     9
     Trump's Castle Associates, L.P. ..................................     9

                         PART I - FINANCIAL INFORMATION

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

         THCR recently announced that two of its recently formed wholly-owned subsidiaries were offering for private placement to qualified institutional buyers, pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, $470 million aggregate principal amount of a new issue of first mortgage notes due 2010. The proposed offering has been modified to consist of two tranches: (i) $340 million first mortgage notes due 2010 and (ii) $130 million second mortgage notes due 2010. The interest rates of the first mortgage notes and second mortgage notes, as well as other terms of the offering, are to be determined. There can be no assurances, however, that the offering will be completed as proposed or otherwise.

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




                                       TRUMP'S CASTLE HOTEL & CASINO, INC.
                                         (Registrant)

Date: May 16, 2002                     By: /s/ FRANCIS X. MCCARTHY, JR.
                                           ----------------------------
                                       Francis X. McCarthy, Jr.
                                       Executive Vice President of Finance
                                       and Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)




                                       TRUMP'S CASTLE FUNDING, INC.
                                         (Registrant)

Date: May 16, 2002                     By: /s/ FRANCIS X. MCCARTHY, JR.
                                           ----------------------------
                                       Francis X. McCarthy, Jr.
                                       Executive Vice President of Finance
                                       and Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)




                                       TRUMP'S CASTLE ASSOCIATES, L.P.
                                         (Registrant)
                                       By:   Trump's Castle Hotel & Casino, Inc.
                                             its general partner

Date: May 16, 2002                     By: /s/ FRANCIS X. MCCARTHY, JR.
                                           ----------------------------
                                       Francis X. McCarthy, Jr.
                                       Executive Vice President of Finance
                                       and Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)