Form 10-Q
period 2002-06-30
TRUMPS CASTLE HOTEL & CASINO INC; TRUMPS CASTLE ASSOCIATES LP; TRUMPS CASTLE FUNDING INC
filed 2002-08-14
CIK 1063882, 911534, 770618

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to                             .

Commission file number 1-9029

TRUMP’S CASTLE HOTEL & CASINO, INC.
(Exact Name of Registrant as Specified in its Charter)

NEW JERSEY	11-2735914
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Huron Avenue and Brigantine Boulevard
Atlantic City, New Jersey 08401
(609) 449-6515
(Address, Including Zip Code and Telephone Number, Including
Area Code, of Registrant’s Principal Executive Offices)

TRUMP’S CASTLE FUNDING, INC.
(Exact Name of Registrant as Specified in its Charter)

NEW JERSEY	11-2739203
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Huron Avenue and Brigantine Boulevard
Atlantic City, New Jersey 08401
(609) 449-6515
(Address, Including Zip Code and Telephone Number, Including
Area Code, of Registrant’s Principal Executive Offices)

TRUMP’S CASTLE ASSOCIATES, L.P.
(Exact Name of Registrant as Specified in its Charter)

NEW JERSEY	22-2608426
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Huron Avenue and Brigantine Boulevard
Atlantic City, New Jersey 08401
(609) 449-6515
(Address, Including Zip Code and Telephone Number, Including
Area Code, of Registrant’s Principal Executive Offices)

Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 14, 2002, there were 100 shares of Trump’s Castle Hotel & Casino, Inc.’s Common Stock, no par value, outstanding. Trump’s Castle Hotel & Casino, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

As of August 14, 2002, there were 200 shares of Trump’s Castle Funding, Inc.’s Common Stock, par value $.01 per share, outstanding. Trump’s Castle Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2001	June 30, 2002
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,074	$23,281
Receivables, net	12,964	11,100
Inventories	2,801	2,821
Prepaid expenses and other current assets	1,856	3,981

Total current assets	39,695	41,183
PROPERTY AND EQUIPMENT, NET	468,812	463,908
OTHER ASSETS	11,503	12,759

Total assets	$520,010	$517,850

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES
Current maturities-long term debt	$4,385	$3,652
Accounts payable and accrued expenses	29,348	29,179
Due to affiliates	8,184	6,979
Accrued interest payable	4,701	4,701

Total current liabilities	46,618	44,511
LONG TERM DEBT, LESS CURRENT MATURITIES	433,176	446,001
OTHER LONG TERM LIABILITIES	6,353	6,264

Total liabilities	486,147	496,776
PARTNERS’ CAPITAL	33,863	21,074

Total liabilities and partners’ capital	$520,010	$517,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
REVENUES
Gaming	$64,437	$70,262	$126,530	$137,552
Rooms	4,559	4,691	8,522	8,890
Food and beverage	7,760	8,116	14,817	15,191
Other	2,826	2,717	4,436	4,227

Gross revenues	79,582	85,786	154,305	165,860
Less-promotional allowances	17,791	16,690	34,166	32,962

Net revenues	61,791	69,096	120,139	132,898

COSTS AND EXPENSES
Gaming	31,561	32,537	62,684	63,504
Rooms	913	1,180	1,603	2,250
Food and beverage	2,608	2,758	4,500	4,766
General and administrative	16,487	16,637	33,033	32,558
Debt renegotiation costs	—	656	—	1,127
Depreciation and amortization	4,176	5,298	8,475	10,199

	55,745	59,066	110,295	114,404

Income from operations	6,046	10,030	9,844	18,494
INTEREST INCOME	169	133	402	166
INTEREST EXPENSE	(14,838)	(15,840)	(29,463)	(31,449)

Net loss	$(8,623)	$(5,677)	$(19,217)	$(12,789)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(unaudited)
(in thousands)

	Contributed Capital	Accumulated Deficit	Total
Balance at December 31, 2001	$175,395	$(141,532)	$33,863
Net loss	—	(12,789)	(12,789)

Balance at June 30, 2002	$175,395	$(154,321)	$21,074

The accompanying notes are an integral part of this condensed consolidated financial statement.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,217)	$(12,789)
Adjustments to reconcile net loss to net cash flows provided by operating activities—
Depreciation and amortization	8,475	10,199
Issuance of PIK Notes in exchange for accrued interest	8,392	8,604
Accretion of bond discount	2,875	3,357
Provision for losses on receivables	627	1,117
Valuation allowance—CRDA investments	824	528
Decrease in receivables	1,805	747
Decrease (increase) in inventories	74	(20)
Increase in prepaid expenses and other current assets	(2,105)	(2,125)
Decrease (increase) in other assets	783	(514)
Increase (decrease) in current liabilities	4,490	(231)
Decrease in amounts due to affiliates	(5,831)	(1,311)
Increase in other liabilities	140	24

Net cash flows provided by operating activities	1,332	7,586

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,063)	(1,868)
Purchase of CRDA investments	(1,614)	(1,631)

Net cash flows used in investing activities	(3,677)	(3,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other borrowings	(577)	(2,880)

Net cash flows used in financing activities	(577)	(2,880)

Net (decrease) increase in cash and cash equivalents	(2,922)	1,207
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,236	22,074

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,314	$23,281

SUPPLEMENTAL INFORMATION
Cash paid for interest	$18,030	$19,333

Purchase of equipment under capitalized lease obligations	$4,173	$3,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)    Organization and Operations

The accompanying condensed consolidated financial statements include those of Trump’s Castle Associates, L.P., a New Jersey limited partnership (the “Partnership”), and its wholly-owned subsidiary, Trump’s Castle Funding, Inc., a New Jersey corporation (“Funding”). The Partnership is 99% owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”), and 1% by Trump’s Castle Hotel & Casino, Inc., a New Jersey corporation (“TCHI”). TCHI is wholly-owned by THCR Holdings, and THCR Holdings is currently a 63.4% owned subsidiary of Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”). THCR and THCR Holdings are reporting companies under the Securities Exchange Act of 1934, as amended.

All significant intercompany balances and transactions have been eliminated in these condensed consolidated financial statements.

The Partnership operates the Trump Marina Hotel Casino (“Trump Marina”), a casino hotel located in the marina district of Atlantic City, New Jersey (the “Marina District”). Trump Marina’s revenues are derived primarily from its gaming operations.

Since Funding has no business operations, its ability to repay the principal and interest on the 11 3/4% Mortgage Notes due 2003 (the “Mortgage Notes”), its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the “PIK Notes”) and the Term Credit Facility, as defined below, is completely dependent upon the operations of the Partnership.

On June 12, 2002, the Partnership entered into a $70,000,000 term credit facility (the “Term Credit Facility”) which matures on November 1, 2003 and bears interest at a rate based on the Eurodollar rate (LIBOR based) (7.375% as of July 12, 2002). The Term Credit Facility is secured by substantially all of the Partnership’s assets on a first priority basis. The net proceeds from the Term Credit Facility were used to redeem the $62,000,000 10 1/4% Senior Secured Notes due 2003 (the “Senior Notes”) and the $5,000,000 10 1/4% Senior Secured Notes due 2003 (the “Working Capital Loan”). This refinancing is the first phase of what management anticipates being a refinancing or modification of all of the debt which matures during 2003. There can be no assurance, however, that management will be able to refinance or modify the debt which matures during 2003 on terms that are acceptable to the Partnership, or at all. The Partnership has, however, consistently generated sufficient cash for debt service and operating requirements, and management believes that, based upon its cash flow projections for 2002, the Partnership will have sufficient cash flows to meet its debt service and operating expense requirements throughout 2002.

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

The accompanying condensed consolidated financial statements have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in the financial statements prepared in conformity with generally accepted accounting principles have been omitted.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

The casino industry in Atlantic City is seasonal in nature with the peak season occurring in the second and third quarters. Accordingly, the results of operations for the three and six month periods ending June 30, 2002 are not necessarily indicative of the operating results for a full year.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

(2)    Financial Information of Funding

Financial information relating to Funding is as follows:

	December 31, 2001	June 30, 2002
Total Assets (including Mortgage Notes Receivable of $242,141,000, net of unamortized discount of $13,137,000 at December 31, 2001 and $10,208,000 at June 30, 2002, PIK Notes Receivable of $138,347,000, net of unamortized discount of $4,991,000 at December 31, 2001 and $146,951,000, net of unamortized discount of $4,563,000 at June 30, 2002, Senior Notes Receivable of $62,000,000 at December 31, 2001 and June 30, 2002)	$424,360,000	$436,321,000

Total Liabilities and Capital (including Mortgage Notes Payable of $242,141,000, net of unamortized discount of $13,137,000 at December 31, 2001 and $10,208,000 at June 30, 2002, PIK Notes Payable of $138,347,000, net of unamortized discount of $4,991,000 at December 31, 2001 and $146,951,000, net of unamortized discount of $4,563,000 at June 30, 2002, Senior Notes Payable of $62,000,000 at December 31, 2001 and June 30, 2002)	$424,360,000	$436,321,000

	Six Months Ended June 30,
	2001	2002
Interest Income	$28,707,000	$30,383,000
Interest Expense	28,707,000	30,383,000

Net Income	$—	$—

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

(3)    Financial Information of TCHI

Financial information relating to TCHI is as follows:

	December 31, 2001	June 30, 2002
Total Assets (including Working Capital Loan Receivable of $5,000,000 at December 31, 2001 and June 30, 2002)	$5,000,000	$5,000,000

Total Liabilities and Capital (including Working Capital Loan Payable of $5,000,000 at December 31, 2001 and June 30, 2002)	$5,000,000	$5,000,000

	Six Months Ended June 30,
	2001	2002
Interest Income	$256,000	$256,000
Interest Expense	256,000	256,000

Net Income	$—	$—

(4)    Recent Accounting Pronouncements

In January 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on certain issues within Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future” (“EITF 00-22”). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such additional rebates of $7,832,000 and $15,240,000 for the three and six months ended June 30, 2001 have been reclassified as promotional allowances. The Partnership previously classified these expenditures as a gaming expense. Prior period amounts were reclassified to conform with the current presentation.

(5)    Debt Renegotiation Costs

As discussed in “Item 6—Exhibits and Reports on Form 8-K,” the Registrants were seeking to refinance or modify the terms of their long term debt. The Partnership incurred approximately $656,000 and $1,127,000 in Debt Renegotiation Costs for the three and six month periods ended June 30, 2002, respectively. On May 17, 2002, the Registrants decided not to pursue these efforts.

(6)    Subsequent Events

On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the “Act”). This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. As a result of the change in the tax law, the Partnership has preliminarily estimated that it will record a charge to tax expense of approximately $750,000 to $1,000,000 for the year ended December 31, 2002. This charge will be recorded beginning in the period in which the tax law was passed (third quarter) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, Accounting For Income Taxes.

On July 12, 2002, the Partnership redeemed the Senior Notes and the Working Capital Loan with the net proceeds of the Term Credit Facility entered into by the Partnership on June 12, 2002.

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include business, competition, regulatory and other uncertainties and contingencies discussed in this report that are difficult or impossible to predict and which are beyond our control. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this report. We do not intend to update these statements unless the securities laws require us to do so.

In this section, the words “Company,” “we,” “our,” “ours,” and “us” refer to Trump’s Castle Associates (the “Partnership”) and its wholly-owned subsidiary, Trump’s Castle Funding, Inc. (“Funding”), unless otherwise noted. The Partnership owns and operates the Trump Marina Hotel Casino (“Trump Marina”). The term “Registrants” refers to the Partnership, Funding, and Trump’s Castle Hotel & Casino, Inc. (“TCHI”). Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form 10-Q.

General

The Registrants’ business is subject to a variety of risks and uncertainties, some of which are discussed below.

The Registrants Have Substantial Indebtedness Maturing in 2003.

The Registrants have substantial indebtedness, all of which mature in 2003. At June 30, 2002, the Registrants’ debt consists primarily of the (i) Mortgage Notes, (ii) PIK Notes, (iii) Senior Notes and (iv) the Working Capital Loan. As discussed in “Item 5—Other Information,” the Senior Notes and Working Capital Loan were redeemed on July 12, 2002 with the net proceeds of a $70,000,000 term credit facility (the “Term Credit Facility”) entered into by the Partnership and Funding on June 12, 2002. See “Financial Condition—Capital Resources and Liquidity—Summary of the Company’s Indebtedness.”

The ability of the Registrants to pay interest on their debt depends primarily on the ability of the Partnership to generate cash from operations sufficient for such purposes. The ability of the Registrants to pay the principal amount of their debt at maturity is primarily dependent upon their ability to obtain refinancing. The future operating performance of the Partnership is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of management. Management believes, however, based upon the Partnership’s current cash flow forecasts for 2002, the Registrants will have sufficient cash flows to meet their respective debt service and operating expense requirements throughout 2002. There can be no assurance, however, that the future operating performance of the Partnership will be sufficient to generate the cash flows required to meet the debt service obligations of the Registrants. There can be no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry in general, or to the Registrants in particular, will be conducive to refinancing the Registrants’ debt in 2003 or at any other time. If the Registrants were unable to refinance their debt for any reason, it would likely have a material adverse effect on their financial condition.

Neither THCR, THCR Holdings nor any of their subsidiaries (other than the Partnership and its direct subsidiaries) are guarantors of, or are otherwise obligated for, the indebtedness of the Registrants.

We Do Not Know How the Borgata, When Opened, Will Affect Us.

In September 2000, Boyd Gaming and MGM Mirage commenced their joint development of a 25-acre site located in the Marina District of Atlantic City for the construction of the “Borgata,” a Tuscan-style casino expected to feature a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed in the third quarter of 2003, and is estimated to cost approximately $1.0 billion. While we believe the opening of the Borgata will attract additional visitors to Atlantic City, especially to the Marina District which could benefit Trump Marina, it is also possible that the Borgata could have an adverse effect on the business and operations of Trump Marina. This potential adverse effect could include a reduction in net revenues caused by a loss of gaming patrons. Also, substantial new expansion and development activity has recently been completed, is under construction, or has been announced in Atlantic City which further intensifies competitive pressure in the Atlantic City market and which could also have an adverse effect on our patronage and revenues.

New York Has Enacted Gaming Legislation Which May Harm Trump Marina and Other States May Do So In The Future.

In October 2001, the New York State legislature passed extensive legislation that could adversely affect the Company. The legislation permits three new casinos in western New York; one in Niagara Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, all of which would be owned by the Seneca Indian Nation. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, also to be owned by Native Americans, which could open as early as mid-2005. In addition, slot machines would be allowed to be placed in Indian-owned casinos. Video lottery terminals would be installed in five horse racing tracks across the state of New York and, if local governments approve, at certain other tracks. Finally, the law provides for New York joining the Powerball lottery that operates in 26 states with large jackpots. The net effect of these facilities and other items, when operational, on Atlantic City cannot be predicted. The Company believes, however, that a substantial amount of existing and potential new gaming customers could patronize such facilities instead of Atlantic City, at least occasionally. On January 29, 2002, a lawsuit was commenced contesting the above legislation package on the grounds that certain of its provisions were adopted in violation of the State’s constitution. The likely outcome of this lawsuit cannot be ascertained at this time.

We also believe that Ohio, Pennsylvania, Virginia and Delaware are among the other states currently contemplating some form of gaming legislation. Since our market is primarily a drive-to market, legalized gambling in one or more states neighboring or within close proximity to New Jersey could have an adverse effect on the Atlantic City gaming industry overall, including Trump Marina.

Our Business is Subject to a Variety of Other Risks and Uncertainties.

Our financial condition and results of operations could be affected by many events that are beyond our control, such as (i) capital market conditions which could affect our ability to raise capital for refinancing debt or pursuing other alternatives, (ii) future acts of terrorism and their impact on capital markets, consumer behavior and operating expenses, including insurance costs, (iii) competition from existing and potential new competitors in Atlantic City and other nearby markets, which is likely to increase over the next five years, (iv) regulatory changes, (v) possible increases in gasoline prices which could discourage auto travel to Atlantic City, and (vi) adverse or unfavorable weather conditions. Good weather is particularly important to the performance of Trump Marina in the winter months, and our improved performance in the first quarter of 2002 is partially attributable to mild weather conditions in the Northeast during such period. There can be no assurance that winter weather conditions will be as benign in a given winter. In connection with recent insurance renewals, certain types and levels of insurance have not been available or are not available at reasonable cost. The Partnership is, therefore, self-insured for certain risks.

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

Certain of our accounting policies require higher degrees of judgment than others in their application. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

Financial Condition—

Capital Resources and Liquidity

Cash flows from operating activities of Trump Marina are the Partnership’s primary source of liquidity. To a lesser extent, the Partnership has relied on borrowings or capital lease financings for its liquidity and capital resource needs. The Partnership’s ability to borrow funds for its liquidity and capital resource needs is severely restricted by covenants in the various indentures and agreements governing its debt issues, and by its high level of indebtedness. Gaming revenues are the primary source of the Partnership’s revenues and consist primarily of slot machine and table game win. Although we expect the Partnership to have sufficient liquidity from the operating activities of Trump Marina to meet its short term obligations, there can be no assurances in this regard. A variety of factors, including a decrease or change in the demand for the Partnership’s services, could have an adverse effect on the Partnership’s liquidity. For the six months ended June 30, 2002, the Partnership’s net cash flows provided by operating activities were $7,586,000.

Trump Marina competes with other Atlantic City casino/hotels based on the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and the extent and quality of the facilities and amenities. The Atlantic City market, and the Marina District in particular, is anticipated to become even more competitive when the Borgata opens in the third quarter of 2003. Because the Partnership has substantial indebtedness and related interest expense, its capital expenditures have been limited in recent years. Consequently, the Partnership intends to seek a refinancing of its public debt on more favorable terms, if and when market conditions are conducive to such refinancing, which may permit it to devote more funds to capital expenditures. In any event, the Partnership has substantial indebtedness maturing in 2003. See “General—The Registrants Have Substantial Indebtedness.”

Capital expenditures for the six months ended June 30, 2001 and 2002 were $6,236,000 and $4,879,000, respectively. Approximately $4,173,000 and $3,011,000 of the Partnership’s capital expenditures for the six months ended June 30, 2001 and 2002, respectively, were through capitalized lease financing.

Summary of the Company’s Indebtedness

At June 30, 2002, the Partnership’s debt consists primarily of (i) the Mortgage Notes, (ii) the PIK Notes, (iii) the Senior Notes and (iv) the Working Capital Loan. In addition, the Company has entered into various capitalized lease agreements. As of June 30, 2002, the Registrants’ liability under such capitalized lease agreements was $8,332,000.

The indentures and loan agreements that govern such indebtedness include restrictive covenants that limit the Registrants’ ability to incur additional debt, among other things.

The Mortgage Notes have an outstanding principal amount of approximately $242,141,000, bear interest at the rate of 11 3/4% per annum, payable semiannually on May 15th and November 15th of each year, and mature on November 15, 2003.

The PIK Notes have an outstanding principal amount of approximately $146,951,000 and mature on November 15, 2005. Interest is currently payable semiannually at the rate of 13 7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. Approximately 90% of the PIK Notes are currently owned by THCR Holdings.

At June 30, 2002, the Senior Notes had an outstanding principal amount of $62,000,000 bearing interest at the rate of 10 1/4% per annum, payable semiannually each April 30th and October 30th. The entire principal balance of the Senior Notes was scheduled to mature on April 30, 2003. On July 12, 2002, the Senior Notes were redeemed with the net proceeds of the Term Credit Facility.

At June 30, 2002, the Working Capital Loan had an outstanding principal amount of $5,000,000 bearing interest at the rate of 10 1/4% per annum, payable semiannually each April 30th and October 30th. The Working Capital Loan was scheduled to mature on April 30, 2003. On July 12, 2002, the Working Capital Loan was redeemed with the net proceeds of the Term Credit Facility.

On June 12, 2002, the Partnership entered into the Term Credit Facility, which matures on November 1, 2003 and bears interest at a rate based on the Eurodollar rate (LIBOR based) (7.375% as of July 12, 2002). The net proceeds from the Term Credit Facility were used to redeem the Senior Notes and the Working Capital Loan on July 12, 2002. The Term Credit Facility is secured by substantially all of the assets of the Partnership on a first priority basis.

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

Comparison of Results of Operations for the Three Month Periods Ended June 30, 2001 and 2002.

Gaming revenues are the primary source of the Partnership’s revenues and primarily consist of table game and slot machine win. The following chart details activity for the major components of gaming revenue:

	Three Months Ended June 30,
	2001	2002
	(dollars in thousands)
Table Game Revenue	$14,137	$17,215
Increase from Prior Period		$3,078
Table Game Drop	$93,028	$92,961
Decrease from Prior Period		$(67)
Table Game Win Percentage	15.2%	18.5%
Increase from Prior Period		3.3 pts.
Number of Table Games	79	79
Slot Revenue	$50,109	$52,840
Increase from Prior Period		$2,731
Slot Handle	$642,640	$674,835
Increase from Prior Period		$32,195
Slot Win Percentage	7.8%	7.8%
Number of Slot Machines	2,524	2,528
Increase from Prior Period		4
Other Gaming Revenue	$191	$207
Increase from Prior Period		$16
Total Gaming Revenues	$64,437	$70,262
Increase from Prior Period		$5,825

Table game revenues increased by approximately $3,078,000, or 21.8%, to $17,215,000 for the three months ended June 30, 2002 from $14,137,000 for the three months ended June 30, 2001. This increase is due primarily to a higher table game win percentage of 18.5% for the three months ended June 30, 2002, as compared to 15.2% for the three months ended June 30, 2001. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “High rollers”. The Atlantic City industry table game win percentages were 15.8% and 15.4% for the three months ended June 30, 2002 and 2001, respectively.

Slot revenues increased $2,731,000, or 5.5%, to $52,840,000 for the three months ended June 30, 2002 from $50,109,000 for the three months ended June 30, 2001. This increase is due to a 5.0% increased in slot handle as compared to the previous year. The increased handle is due primarily to sustained marketing programs and events designed specifically for the slot customer.

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

Nongaming revenues, in the aggregate, increased by approximately $379,000, or 2.5%, to $15,524,000 for the three months ended June 30, 2002 from $15,145,000 for the three months ended June 30, 2001. Cash sales from nongaming operations increased by approximately $685,000, or 10.9%, to $6,962,000 for the three months ended June 30, 2002 from $6,277,000 for the three months ended June 30, 2001. Also, promotional allowances decreased approximately $1,101,000, or 6.2%, to $16,690,000 for the three months ended June 30, 2002 from $17,791,000 for the three months ended June 30, 2001. These results reflect the continued strategy designed to efficiently utilize marketing costs and to increase cash sales from nongaming operations.

Gaming costs and expenses increased approximately $976,000, or 3.1%, to $32,537,000 for the three months ended June 30, 2002 from $31,561,000 for the three months ended June 30, 2001. This was due primarily to the increased spending on marketing programs, which was incurred to stimulate gaming revenues.

Room costs increased by approximately $267,000, or 29.2%, to $1,180,000 for the three months ended June 30, 2002 from $913,000 for three months ended June 30, 2001. This increase is due primarily to associated costs incurred related to a 24.0% increase in the number of cash rooms sold for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

Food and beverage costs increased approximately $150,000, or 5.8%, to $2,758,000 for the three months ended June 30, 2002 from $2,608,000 for the three months ended June 30, 2001. This increase is due primarily to costs incurred related to an 11.7% increase in food and beverage cash revenues generated in 2002 as compared to 2001.

Debt renegotiation costs of $656,000 for the three months ended June 30, 2002 were expenses related to abandoned efforts to refinance the existing long term debt of the Registrants. On May 17, 2002, the Company decided not to pursue these efforts. See “Item 6—Exhibits and Reports on Form 8-K.”

Interest expense increased approximately $1,002,000, or 6.8%, to $15,840,000 for the three months ended June 30, 2002 from $14,838,000 for the three months ended June 30, 2001, primarily due to an increase in the outstanding principal of the PIK Notes.

Comparison of Results of Operations for the Six Month Periods Ended June 30, 2001 and 2002.

Gaming revenues are the primary source of the Partnership’s revenues and primarily consist of table game and slot machine win. The following chart details activity for the major components of gaming revenue:

	Six Months Ended June 30,
	2001	2002
	(dollars in thousands)
Table Game Revenue	$29,102	$33,140
Increase from Prior Period		$4,038
Table Game Drop	$184,664	$178,377
Decrease from Prior Period		$(6,287)
Table Game Win Percentage	15.8%	18.6%
Increase from Prior Period		2.8 pts.
Number of Table Games	78	79
Increase from Prior Period		1
Slot Revenue	$97,110	$104,073
Increase from Prior Period		$6,963
Slot Handle	$1,255,503	$1,323,846
Increase from Prior Period		$68,343
Slot Win Percentage	7.7%	7.9%
Increase from Prior Period		0.2 pts.
Number of Slot Machines	2,527	2,526
Decrease from Prior Period		(1)
Other Gaming Revenue	$318	$339
Increase from Prior Period		$21
Total Gaming Revenues	$126,530	$137,552
Increase from Prior Period		$11,022

Table game revenues increased by approximately $4,038,000, or 13.9%, to $33,140,000 for the six months ended June 30, 2002 from $29,102,000 for the six months ended June 30, 2001. This result reflects an increased table game win percentage offset slightly by a decreased table drop. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers”. The Atlantic City industry table game win percentages were 16.0% and 15.3% for the six months ended June 30, 2002 and 2001, respectively.

Slot revenues increased $6,963,000, or 7.2%, to $104,073,000 or the six months ended June 30, 2002 from $97,110,000 for the six months ended June 30, 2001. This increase is due to an increased slot handle as well as a slightly higher win percentage as compared to the previous year. The increased handle is due primarily to sustained marketing programs and events designed specifically for the slot customer.

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

Nongaming revenues, in the aggregate, increased by approximately $533,000, or 1.9%, to $28,308,000 for the six months ended June 30, 2002 from $27,775,000 for the six months ended June 30, 2001. Cash sales from nongaming operations increased by approximately $1,359,000, or 13.2%, to $11,638,000 for the six months ended June 30, 2002 from $10,279,000 for the six months ended June 30, 2001. Also, promotional allowances decreased approximately $1,204,000, or 3.5%, to $32,962,000 for the six months ended June 30, 2002 from $34,166,000 for the six months ended June 30, 2001. These results reflect the continued strategy designed to efficiently utilize marketing costs and to increase cash sales from nongaming operations.

Gaming costs and expenses increased approximately $820,000, or 1.3%, to $63,504,000 for the six months ended June 30, 2002 from $62,684,000 for the six months ended June 30, 2001. This was due primarily to the increased spending on marketing programs, which was incurred to stimulate gaming revenues.

Room costs increased by approximately $647,000, or 40.4%, to $2,250,000 for the six months ended June 30, 2002 from $1,603,000 for six months ended June 30, 2001. This increase is due primarily to associated costs incurred related to a 38.2% increase in the number of cash rooms sold for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Food and beverage costs increased approximately $266,000, or 5.9%, to $4,766,000 for the six months ended June 30, 2002 from $4,500,000 for the six months ended June 30, 2001. This increase is due primarily to costs incurred related to a 10.6% increase in food and beverage cash revenues generated in 2002 as compared to 2001.

Debt renegotiation costs of $1,127,000 for the six months ended June 30, 2002 were expenses related to abandoned efforts to refinance the existing long term debt of the Registrants. On May 17, 2002, the Company decided not to pursue these efforts. See “Item 6—Exhibits and Reports on Form 8-K.”

Interest expense increased approximately $1,986,000, or 6.7%, to $31,449,000 for the six months ended June 30, 2002 from $29,463,000 for the six months ended June 30, 2001, primarily due to an increase in the outstanding principal of the PIK Notes.

Seasonality

The casino industry in Atlantic City is seasonal in nature with the peak season occurring in the second and third quarters. Accordingly, the results of operations for the three and six months ending June 30, 2002 are not necessarily indicative of the operating results for a full year.

ITEM 3— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II—OTHER INFORMATION

ITEM 1— LEGAL PROCEEDINGS

General.    The Partnership, its partners, certain members of the former Executive Committee of the Partnership, Funding, TCHI and certain of their employees are involved in various legal proceedings. Such persons and entities are vigorously defending the allegations against them. The Partnership, Funding and TCHI have agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

Various other legal proceedings are now pending against the Partnership. The Partnership considers all such proceedings to be ordinary litigation incident to the character of its business. Management believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of the Partnership.

ITEM 2— CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3— DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5— OTHER INFORMATION

Subsequent Events

On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the “Act”). This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. As a result of the change in the tax law, the Company has preliminarily estimated that it will record a charge to tax expense of approximately $750,000 to $1,000,000 for the year ended December 31, 2002. This charge will be recorded beginning in the period in which the tax law (third quarter) was passed pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, Accounting For Income Taxes.

On July 12, 2002, the Partnership redeemed the Senior Notes and the Working Capital Loan with the net proceeds of the Term Credit Facility entered into by the Partnership on June 12, 2002.

ITEM 6— EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits:

10.51	Credit Agreement, dated as of June 12, 2002, among Trump’s Castle Associates, L.P. and the lending institutions listed therein and Deutsche Bank Trust Company Americas, as Administrative Agent.

10.52
Intercreditor Agreement, dated as of June 12, 2002, among Deutsche Bank Trust Company Americas and U.S. Bank National Association, and consented to by Trump’s Castle Associates, L.P. and Trump’s Castle Funding, Inc.

10.53	Indenture of Mortgage and Security Agreement, dated as of June 12, 2002, between Trump’s Castle Associates, L.P. and Deutsche Bank Trust Company Americas.

10.54	Assignment of Leases and Rents and Assignment of Operating Assets, dated as of June 12, 2002, between Trump’s Castle Associates, L.P. and Deutsche Bank Trust Company Americas.

99.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.    Current Reports on Form 8-K:

On April 25, 2002, the Registrants filed a Current Report on Form 8-K with the SEC therein announcing that Trump Casino Holdings, LLC and Trump Casino Funding, Inc. would offer for private placement to qualified institutional buyers, $470 million aggregate principal amount of a new issue of first mortgage notes due 2010.

On May 20, 2002, the Registrants filed a Current Report on Form 8-K with the SEC therein announcing that THCR had decided not to do the above-referenced private placement. The interest rates were unacceptable to the Company.

On June 4, 2002, the Registrants filed a Current Report on Form 8-K with the SEC therein announcing that THCR and its subsidiaries, including the Registrants, dismissed Arthur Andersen LLP (“Andersen”) as their independent public accountants on June 3, 2002. THCR’s Audit Committee and Board of Directors and the Partnership’s Board of Partner Representatives participated in and approved the decision to dismiss Andersen. Also, in the same Form 8-K, the Registrants announced that the firm of Ernst & Young LLP had been engaged to replace Andersen as independent accountants of THCR and its subsidiaries, including the Registrants, as of that date.

On June 13, 2002, the Registrants filed a Current Report on Form 8-K with the SEC therein announcing that the Partnership entered into the Term Credit Facility. The net proceeds of the Term Credit Facility were used to redeem the Senior Notes and the Working Capital Loan on July 12, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP’S CASTLE HOTEL & CASINO, INC. (Registrant)

Date: August 14, 2002	By:	/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

TRUMP’S CASTLE FUNDING, INC. (Registrant)

Date: August 14, 2002	By:	/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

TRUMP’S CASTLE ASSOCIATES, L.P. (Registrant)

By:	TRUMP’S CASTLE HOTEL & CASINO, INC. its general partner

Date: August 14, 2002	By:	/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)