Form 10-Q
period 2002-09-30
TRUMPS CASTLE HOTEL & CASINO INC; TRUMPS CASTLE ASSOCIATES LP; TRUMPS CASTLE FUNDING INC
filed 2002-11-14
CIK 1063882, 911534, 770618

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File No.: 1-9029

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

     As of November 14, 2002, there were 100 shares of Trump’s Castle Hotel & Casino, Inc.’s Common Stock, no par value, outstanding.  Trump’s Castle Hotel & Casino, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

     As of November 14, 2002, there were 200 shares of Trump’s Castle Funding, Inc.’s Common Stock, par value $.01 per share, outstanding. Trump’s Castle Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore  filing this form with the reduced disclosure format.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2001	September 30, 2002

		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,074	$34,183
Receivables, net	12,964	10,690
Inventories	2,801	2,733
Prepaid expenses and other current assets	1,856	3,497

Total current assets	39,695	51,103
PROPERTY AND EQUIPMENT, NET	468,812	460,963
OTHER ASSETS	11,503	14,353

Total assets	$520,010	$526,419

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES
Current maturities-long term debt	$4,385	$2,933
Accounts payable and accrued expenses	29,348	28,959
Due to affiliates	8,184	4,405
Accrued interest payable	4,701	10,940

Total current liabilities	46,618	47,237
LONG-TERM DEBT, LESS CURRENT MATURITIES	433,176	450,200
OTHER LONG-TERM LIABILITIES	6,353	11,296

Total liabilities	486,147	508,733
PARTNERS’ CAPITAL	33,863	17,686

Total liabilities and partners’ capital	$520,010	$526,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine months Ended September 30,

	2001	2002	2001	2002

REVENUES
Gaming	$74,870	$79,694	$201,400	$217,246
Rooms	5,235	5,133	13,757	14,023
Food and beverage	9,548	10,090	24,365	25,281
Other	3,725	3,856	8,161	8,083

Gross revenues	93,378	98,773	247,683	264,633
Less-promotional allowances	21,170	21,915	57,026	56,073

Net revenues	72,208	76,858	190,657	208,560

COSTS AND EXPENSES
Gaming	32,947	34,548	93,941	96,856
Rooms	886	1,095	2,489	3,345
Food and beverage	3,336	3,327	7,836	8,093
General and administrative	17,333	18,830	50,366	51,388
Debt renegotiation costs	—	6	—	1,133
Depreciation and amortization	4,580	5,441	13,055	15,640

	59,082	63,247	167,687	176,455

Income from operations	13,126	13,611	22,970	32,105
INTEREST INCOME	116	45	518	211
INTEREST EXPENSE	(15,117)	(16,094)	(44,580)	(47,543)

Loss before income taxes	(1,875)	(2,438)	(21,092)	(15,227)
Provision for income taxes	—	(950)	—	(950)

Net loss	$(1,875)	$(3,388)	$(21,092)	$(16,177)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(unaudited)
(in thousands)

	Contributed Capital	Accumulated Deficit	Total

Balance at December 31, 2001	$175,395	$(141,532)	$33,863
Net loss	—	(16,177)	(16,177)

Balance at September 30, 2002	$175,395	$(157,709)	$17,686

The accompanying notes are an integral part of this condensed consolidated financial statement.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,092)	$(16,177)
Adjustments to reconcile net loss to net cash flows provided by operating activities –
Depreciation and amortization	13,055	15,640
Issuance of PIK Notes in exchange for accrued interest	8,392	8,604
Accretion of bond discount	4,398	5,136
Provision for losses on receivables	1,035	1,664
Valuation allowance – CRDA investments	1,156	856
Decrease in receivables	466	610
Decrease in inventories	213	68
Increase in prepaid expenses and other current assets	(555)	(1,641)
Decrease (increase) in other assets	719	(526)
Increase in current liabilities	10,806	6,041
Decrease in amounts due to affiliates	(8,145)	(3,941)
Increase in other liabilities	4,460	5,056

Net cash flows provided by operating activities	14,908	21,390

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,420)	(3,913)
Purchase of CRDA investments	(2,558)	(2,681)

Net cash flows used in investing activities	(5,978)	(6,594)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other borrowings	(1,141)	(71,179)
Proceeds of other borrowings	—	70,000
Cost of issuing debt	—	(1,508)

Net cash flows used in financing activities	(1,141)	(2,687)

Net increase in cash and cash equivalents	7,789	12,109
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,236	22,074

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,025	$34,183

SUPPLEMENTAL INFORMATION
Cash paid for interest	$18,299	$21,912

Purchase of equipment under capitalized lease obligations	$5,200	$3,011

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

          Since Funding and TCHI have no business operations, their ability to repay the principal and interest on the 11¾% Mortgage Notes due 2003 (the “Mortgage Notes”), the Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the “PIK Notes”) and the Term Credit Facility, as defined below, is completely dependent upon the operations of the Partnership.

          On June 12, 2002, the Partnership entered into a $70,000,000 term credit facility (the “Term Credit Facility”) which matures on November 1, 2003 and bears interest at a rate based on the Eurodollar rate (LIBOR based) (7.3125% as of September 30, 2002).  The Term Credit Facility is secured by substantially all of the Partnership’s assets on a first priority basis.  On July 12, 2002, the net proceeds from the Term Credit Facility were used to redeem the $62,000,000 principal amount 10¼% Senior Secured Notes due 2003 (the “Senior Notes”) and the $5,000,000 principal amount 10¼% Senior Secured Notes due 2003 (the “Working Capital Loan”).  This refinancing is the first phase of what management anticipates being a refinancing or modification of all of the debt which matures during 2003.  There can be no assurance, however, that management will be able to refinance or modify the debt which matures during 2003 on terms that are acceptable to the Partnership, or at all.  The Partnership has, however, consistently generated sufficient cash for debt service and operating requirements, and  management believes that, based upon its cash flow projections for 2002, the Partnership will have sufficient cash flows to meet its debt service and operating expense requirements throughout 2002.

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

          The casino industry in Atlantic City is seasonal in nature with the peak season occurring in the second and third quarters.  Accordingly, the results of operations for the three and nine month periods ending September 30, 2002 are not necessarily indicative of the operating results for a full year.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(2) Financial Information of Funding

     Financial information relating to Funding is as follows:

	December 31, 2001	September 30, 2002

Total Assets (including Mortgage Notes Receivable of $242,141,000, net of unamortized discount of $13,137,000 at December 31, 2001 and $8,660,000 at September 30, 2002, PIK Notes Receivable of $138,347,000, net of unamortized discount of $4,991,000 at December 31, 2001 and $146,951,000, net of unamortized discount of $4,332,000 at September 30, 2002 and Senior Notes Receivable of $62,000,000 at December 31, 2001)	$424,360,000	$376,100,000

Total Liabilities and Capital (including Mortgage Notes Payable of $242,141,000, net of unamortized discount of $13,137,000 at December 31, 2001 and $8,660,000 at September 30, 2002, PIK Notes Payable of $138,347,000, net of unamortized discount of $4,991,000 at December 31, 2001 and $146,951,000, net of unamortized discount of $4,332,000 at September 30, 2002 and Senior Notes Payable of $62,000,000 at December 31, 2001)	$424,360,000	$376,100,000

	Nine Months Ended September 30,

	2001	2002

Interest Income	$43,362,000	$44,518,000
Interest Expense	43,362,000	44,518,000

Net Income	$—	$—

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(3) Financial Information of TCHI

     Financial information relating to TCHI is as follows:

	December 31, 2001	September 30, 2002

Total Assets (including Working Capital Loan Receivable of $5,000,000 at December 31, 2001)	$5,000,000	$—

Total Liabilities and Capital (including Working Capital Loan Payable of $5,000,000 at December 31, 2001)	$5,000,000	$—

	Nine Months Ended September 30,

	2001	2002

Interest Income	$384,000	$273,000
Interest Expense	384,000	273,000

Net Income	$—	$—

(4)  Recent Accounting Pronouncements

          During 2001, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 22, “Accounting for “Points” and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future”.  Accordingly, volume-based cash rebates of $8,247,000 and $23,487,000 during the three and nine months ended September 30, 2001 have been reclassified as promotional allowances from gaming expenses.

          During the third quarter of 2002, the Company reclassified certain costs (primarily bus coin) from costs and expenses to promotional allowances to be consistent with prevailing industry practice pursuant to EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” which totaled $590,000 and $606,000 for the three months ended March 31, 2002 and June 30, 2002 and, $886,000, $804,000, and $636,000 for the three months ended March 31, 2001, June 30, 2001, and September 30, 2001, respectively.

(5) Debt Renegotiation Costs

          The Registrants were seeking to refinance or modify the terms of their long term debt.  On April 25, 2002, the Registrants filed a Report on Form 8-K with the SEC therein announcing that Trump Casino Holdings, LLC and Trump Casino Funding, Inc. would offer for private placement to qualified institutional buyers, $470 million aggregate principal amount of a new issue of first mortgage notes due 2010.  On May 17, 2002, the Registrants decided not to pursue these efforts.  Costs related to these efforts have been expensed in the accompanying statement of operations.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

(6)  State of New Jersey Income Taxes

          On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the “Act”).  This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforward for two years and the introduction of a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined.  The Act is retroactive to January 1, 2002. As a result of the change in the tax law, the Partnership has recorded a charge to provision for income tax expense of $950,000 for the nine months ended September 30, 2002, which represents the cumulative tax due from January 1, 2002 through September 30, 2002.  This charge was recorded beginning in the period in which the tax law was passed (third quarter) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, Accounting for Income taxes.

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          The Registrants Have Substantial Indebtedness Maturing in 2003.

          The Registrants have substantial indebtedness, all of which mature in 2003.  At September 30, 2002, the Registrants’ debt consists primarily of the (i) Mortgage Notes, (ii) PIK Notes, and (iii) the Term Credit Facility.

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

          The future operating performance of the Partnership is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of management.  Management believes, however, that based upon the Partnership’s current cash flow forecasts for 2002, the Registrants will have sufficient cash flows to meet their respective debt service and operating expense requirements throughout 2002.  There can be no assurance, however, that the future operating performance of the Partnership will be sufficient to generate the cash flows required to meet the debt service obligations of the Registrants.

          Neither THCR, THCR Holdings nor any of their subsidiaries (other than the Partnership and its direct subsidiaries) are guarantors of, or are otherwise obligated for, the indebtedness of the Registrants.

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

          We Do Not Know How the Borgata, When Opened, Will Affect Us.

          In September 2000, Boyd Gaming and MGM Mirage commenced their joint development of a 25-acre site located in the Marina District of Atlantic City for the construction of the “Borgata,” a casino expected to feature a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues.  Construction of the Borgata is scheduled to be completed in the third or fourth quarter of 2003.  While we believe the opening of the Borgata will attract additional visitors to Atlantic City, especially to the Marina District which could benefit Trump Marina, it is also possible that the Borgata could have an adverse effect on the business and operations of Trump Marina.  This potential adverse effect could include a reduction in net revenues caused by a loss of gaming patrons.  Also, substantial new expansion and development activity has recently been completed, is under construction, or has been announced in Atlantic City, which further intensifies competitive pressure in the Atlantic City market and which could also have an adverse effect on our patronage and revenues.

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

          We also believe that Maryland and Virginia are among the other states currently contemplating some form of gaming legislation. In addition, several legislative proposals have been introduced in Pennsylvania that would potentially allow for a wide range of gaming activities, including riverboat gaming, slots at racetracks, video lottery terminals at liquor stores and the formation of a gaming commission.  The results of the recent gubernatorial elections in Pennsylvania and Maryland may also increase the likelihood of gaming legislation in such states.  Since our market is primarily a drive-to market, legalized gambling in one or more states neighboring or within close proximity to New Jersey could have an adverse effect on the Atlantic City gaming industry overall, including Trump Marina.

          Our Business is Subject to a Variety of Other Risks and Uncertainties.

          Our financial condition and results of operations could be affected by many events that are beyond our control, such as (i) capital market conditions which could affect our ability to raise capital for refinancing debt or pursuing other alternatives, (ii) future acts of terrorism and their impact on capital markets, consumer behavior and operating expenses, including insurance premiums, (iii) war, including the possible invasion of Iraq, (iv) competition from existing and potential new competitors in Atlantic City and other markets, which is likely to increase over the next five years, (v) regulatory changes, (vi) state tax law changes that increase the tax liability of the Company, (vii) possible increases in gasoline prices which could discourage auto travel to Atlantic City, and (viii) adverse or unfavorable weather conditions.  Good weather is particularly important to the performance of Trump Marina in the winter months, and our improved performance in the first quarter of 2002 is partially  attributable  to mild weather conditions in the Northeast during such period.  There can be no assurance that winter weather conditions will be as benign in a given winter.

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

          In connection with insurance renewals subsequent to September 11, 2001, the availability of insurance coverage for certain types of damages or occurrences has been adversely affected.  Consequently, the Company is self-insured for certain risks.  The lack of insurance for certain types or levels of risk could expose us to significant losses in the event that an uninsured catastrophe occurred.

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

Financial Condition -

          Capital Resources and Liquidity

          Cash flows from operating activities of  Trump Marina are the Partnership’s primary source of liquidity. To a lesser extent, the Partnership has relied on borrowings or capital lease financings for its liquidity and capital resource needs.  The Partnership’s ability to borrow funds for its liquidity and capital resource needs is severely restricted by covenants in the various indentures and agreements governing its debt issues, and by its high level of indebtedness.  Gaming revenues are the primary source of the Partnership’s revenues and consist primarily of slot machine and table game win.  Although we expect the Partnership to have sufficient liquidity from the operating activities of Trump Marina to meet its short-term obligations, there can be no assurances in this regard.  A variety of factors, including a decrease or change in the demand for the Partnership’s services, could have an adverse effect on the Partnership’s liquidity.

          Trump Marina competes with other Atlantic City casino/hotels based on  the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and the extent and quality of the facilities and amenities.  The Atlantic City market, and the Marina District in particular, is anticipated to become even more competitive when the Borgata opens in 2003.  Because the Partnership has substantial indebtedness and related interest expense, its capital expenditures have been limited in recent years.   Consequently, the Partnership intends to seek a refinancing of its public debt on more favorable terms, if and when market conditions are conducive to such refinancing, which may permit it to devote more funds to capital expenditures.  If the Registrants were unable to refinance their debt for any reason, it would likely have a material adverse effect on their financial condition.

          Capital expenditures for the nine months ended September 30, 2001 and 2002 were $8,620,000 and $6,924,000, respectively.  Approximately $5,200,000 and $3,011,000 of the Partnership’s capital expenditures for the nine months ended September 30, 2001 and 2002, respectively, were through capitalized lease financing.

          Summary of the Company’s Indebtedness

          At September 30, 2002, the Partnership’s debt consists primarily of (i) the Mortgage Notes,  (ii) the PIK Notes and (iii) the Term Credit Facility.  In addition, the Company has entered into various capitalized lease agreements.  As of September 30, 2002, the Registrants’ liability under such capitalized lease agreements was $7,033,000.

          The indentures and loan agreements that govern such indebtedness include restrictive covenants that limit the Registrants’ ability to incur additional debt, among other things.

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

          The Mortgage Notes have an outstanding principal amount of approximately $242,141,000, bear interest at the rate of 11¾% per annum, payable semiannually on May 15th and November 15th of each year, and mature on November 15, 2003.

          The PIK Notes have an outstanding principal amount of approximately $146,951,000 and mature on November 15, 2005.  Interest is currently payable semiannually at the rate of 13 7/8%.  On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes.  Approximately 90% of the PIK Notes are currently owned by THCR Holdings.

          On June 12, 2002, the Partnership entered into the Term Credit Facility, which matures on November 1, 2003 and bears interest at a rate based on the Eurodollar rate (LIBOR based) (7.3125% as of September 30, 2002).  The net proceeds from the Term Credit Facility were used to redeem the Senior Notes and the  Working Capital Loan on July 12, 2002.  The Term Credit Facility is secured by substantially all of the assets of the Partnership on a first priority basis.  The outstanding principal on the Term Credit Facility was $70,000,000 at September 30, 2002.

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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

Comparison of Results of Operations for the Three Month Periods Ended September 30, 2001 and 2002.

          Gaming revenues are the primary source of the Partnership’s revenues and primarily consist of table game and slot machine win.  The following chart details activity for the major components of gaming revenue:

	Three Months Ended September 30,

	2001	2002

	(dollars in thousands)
Table Game Revenue	$18,897	$16,249
Decrease from Prior Period		$(2,648)
Table Game Drop	$113,170	$108,853
Decrease from Prior Period		$(4,317)
Table Game Win Percentage	16.7%	14.9%
Decrease from Prior Period		(1.8	)pts.
Number of Table Games	79	78
Decrease from Prior Period		(1)
Slot Revenue	$55,677	$63,139
Increase from Prior Period		$7,462
Slot Handle	$717,413	$780,214
Increase from Prior Period		$62,801
Slot Win Percentage	7.8%	8.1%
Increase from Prior Period		.3	pts.
Number of Slot Machines	2,523	2,528
Increase from Prior Period		5
Other Gaming Revenue	$296	$306
Increase from Prior Period		$10
Total Gaming Revenues	$74,870	$79,694
Increase from Prior Period		$4,824

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

          Table game revenues decreased by approximately $2,648,000, or 14.0%, to $16,249,000 for the three months ended September 30, 2002 from $18,897,000 for the three months ended September 30, 2001.  This decrease is the result of a reduced table game win percentage of 14.9% for the three months ended September 30, 2002, as compared to 16.7% for the three months ended September 30, 2001.  Table game revenues represent the amount retained by the Partnership from amounts wagered at table games.  The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers”.  The Atlantic City industry table game win percentages were 15.5% and 16.1% for the three months ended September 30, 2002 and 2001, respectively.

          Slot revenues increased $7,462,000, or 13.4%, to $63,139,000 for the three months ended September 30, 2002 from $55,677,000 for the three months ended September 30, 2001.  This increase is due to an 8.8% increase in slot handle as compared to the previous year.  The increased handle is due primarily to sustained marketing programs and events designed specifically for the slot customer.

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

          Nongaming revenues, in the aggregate, increased by approximately $571,000, or 3.1%, to $19,079,000 for the three months ended September 30, 2002 from $18,508,000 for the three months ended September 30, 2001.  Cash sales from nongaming operations increased by approximately $471,000, or 5.7%, to $8,694,000 for the three months ended September 30, 2002 from $8,223,000 for the three months ended September 30, 2001. Also, promotional allowances increased approximately $745,000, or 3.5%, to $21,915,000 for the three months ended September 30, 2002 from $21,170,000 for the three months ended September 30, 2001.  These results reflect the continued operating strategy designed to efficiently utilize marketing costs and to increase cash sales from nongaming operations.

          Gaming costs and expenses increased approximately $1,601,000, or 4.9%, to $34,548,000 for the three months ended September 30, 2002 from $32,947,000 for the three months ended September 30, 2001.  This was due primarily to the increased spending on marketing programs, which was incurred to stimulate gaming revenues.

          Room costs increased by approximately $209,000, or 23.6%, to $1,095,000 for the three months ended September 30, 2002 from $886,000 for three months ended September 30, 2001.  This increase is due primarily to associated costs incurred related to a 26.4% increase in the number of cash rooms sold for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

          General and administrative costs and expenses increased approximately $1,497,000, or 8.6%, to $18,830,000 for the three months ended September 30, 2002 from $17,333,000 for the three months ended September 30, 2001.  This increase is due primarily to incremental costs incurred relating to that certain services agreement, dated December 28, 1993 (the “Services Agreement”), between the Partnership and Trump Casinos II, Inc., an affiliate of Trump, employee benefits, insurance costs and real estate taxes.

          Interest expense increased approximately $977,000, or 6.5%, to $16,094,000 for the three months ended September 30, 2002 from $15,117,000 for the three months ended September 30, 2001, primarily due to an increase in the outstanding principal of the PIK Notes.

          On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the “Act”).  This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforward for two years and the introduction of a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined.  The Act is retroactive to January 1, 2002. As a result of the change in the tax law, the Partnership has recorded a charge to provision for income tax expense of $950,000 for the three months ended September 30, 2002, which represents the cumulative tax due from January 1, 2002 through September 30, 2002.  This

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

charge was recorded beginning in the period in which the tax law was passed (third quarter) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, Accounting for Income taxes.

Comparison of Results of Operations for the Nine Month Periods Ended September 30, 2001 and 2002.

          Gaming revenues are the primary source of the Partnership’s revenues and primarily consist of table game and slot machine win.  The following chart details activity for the major components of gaming revenue:

	Nine Months Ended September 30,

	2001	2002

	(dollars in thousands)
Table Game Revenue	$47,999	$49,389
Increase from Prior Period		$1,390
Table Game Drop	$297,834	$287,230
Decrease from Prior Period		$(10,604)
Table Game Win Percentage	16.1%	17.2%
Increase from Prior Period		1.1	pts.
Number of Table Games	78	79
Increase from Prior Period		1
Slot Revenue	$152,787	$167,212
Increase from Prior Period		$14,425
Slot Handle	$1,972,916	$2,104,060
Increase from Prior Period		$131,144
Slot Win Percentage	7.7%	7.9%
Increase from Prior Period		.2	pts.
Number of Slot Machines	2,526	2,526
Other Gaming Revenue	$614	$645
Increase from Prior Period		$31
Total Gaming Revenues	$201,400	$217,246
Increase from Prior Period		$15,846

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

          Table game revenues increased by approximately $1,390,000, or 2.9%, to $49,389,000 for the nine months ended September 30, 2002 from $47,999,000 for the nine months ended September 30, 2001.  This result reflects an increased table game win percentage offset slightly by a decreased table drop.  Table game revenues represent the amount retained by the Partnership from amounts wagered at table games.  The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers”.  The Atlantic City industry table game win percentages were 15.8% and 15.6% for the nine months ended September 30, 2002 and  2001, respectively.

          Slot revenues increased $14,425,000, or 9.4%, to $167,212,000 for the nine months ended September 30, 2002 from $152,787,000 for the nine months ended September 30, 2001.  This increase is due to an increased slot handle as well as a slightly higher win percentage as compared to the previous year.  The increased handle is due primarily to sustained marketing programs and events designed specifically for the slot customer.

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

          Nongaming revenues, in the aggregate, increased by approximately $1,104,000, or 2.4%, to $47,387,000 for the nine months ended September 30, 2002 from $46,283,000 for the nine months ended September 30, 2001.  Cash sales from nongaming operations increased by approximately $1,830,000, or 9.9%, to $20,332,000 for the nine months ended September 30, 2002 from $18,502,000 for the nine months ended September 30, 2001.  Also, promotional allowances decreased approximately $953,000, or 1.7%, to $56,073,000 for the nine months ended September 30, 2002 from $57,026,000 for the nine months ended September 30, 2001.  These results reflect the continued operating strategy designed to efficiently utilize marketing costs and to increase cash sales from nongaming operations.

          Gaming costs and expenses increased approximately $2,915,000, or 3.1%, to $96,856,000 for the nine months ended September 30, 2002 from $93,941,000 for the nine months ended September 30, 2001.  This was due primarily to the increased spending on marketing programs, which was incurred to stimulate gaming revenues.

          Room costs increased by approximately $856,000, or 34.4%, to $3,345,000 for the nine months ended September 30, 2002 from $2,489,000 for the nine months ended September 30, 2001.  This increase is due primarily to associated costs incurred related to a 34.3% increase in the number of cash rooms sold for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

          Food and beverage costs increased approximately $257,000, or 3.3%, to $8,093,000 for the nine months ended September 30, 2002 from $7,836,000 for the nine months ended September 30, 2001.  This increase is due primarily to costs incurred related to an 8.0% increase in food and beverage cash revenues generated in 2002 as compared to 2001.

          General and administrative costs and expenses increased approximately $1,022,000 or 2.0%, to $51,388,000 for the nine months ended September 30, 2002 from $50,366,000 for the nine months ended September 30, 2001.  This increase is due primarily to incremental costs incurred related to the Services Agreement.

          Debt renegotiation costs of $1,133,000 for the nine months ended September 30, 2002 were expenses related to abandoned efforts to refinance the existing long term debt of the Registrants (See Note 5).

          Interest expense increased approximately $2,963,000, or 6.6%, to $47,543,000 for the nine months ended September 30, 2002 from $44,580,000 for the nine months ended September 30, 2001, primarily due to an increase in the outstanding principal of the PIK Notes.

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

          On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the “Act”).  This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforward for two years and the introduction of a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined.  The Act is retroactive to January 1, 2002. As a result of the change in the tax law, the Partnership has recorded a charge to provision for income tax expense of $950,000 for the nine months ended September 30, 2002, which represents the cumulative tax due from January 1, 2002 through September 30, 2002.  This charge was recorded beginning in the period in which the tax law was passed (third quarter) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, Accounting for Income taxes.

          Seasonality

          The casino industry in Atlantic City is seasonal in nature with the peak season occurring in the second and third quarters.  Accordingly, the results of operations for the three and nine months ending September 30, 2002 are not necessarily indicative of the operating results for a full year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Registrants’ principal executive officer and principal financial officer have concluded that the Registrants’ disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

Changes in Internal Controls. There were no specific changes in the Registrants’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS
          Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.

ITEM 5 – OTHER INFORMATION

          On October 9, 2002, Paul R. Ryan replaced Lawrence J. Mullin as the Chief Operating Officer of the Partnership.  Mr. Ryan served as the Partnership’s Vice President of Hotel Operations from March 1997 to January 2000.  From January 2000 to October 2002, Mr. Ryan served in various capacities with Trump Taj Mahal Associates, a New Jersey general partnership and an affiliate of the Partnership, including as the Senior Vice President of Hotel Operations from January 2000 to July 2000 and Executive Vice President of Hotel/Food & Beverage Operations from July 2000 to October 2002.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

	99.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Current Reports on Form 8-K:

On July 16, 2002, the Registrants filed a Form 8-K regarding the Partnership’s redemption of the Senior Notes and Working Capital Loan on July 12, 2002 with the net proceeds of the Term Credit Facility.

On July 24, 2002, the Registrants filed a Form 8-K regarding THCR’s earnings for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP’S CASTLE HOTEL & CASINO, INC. (Registrant)

Date: November 14, 2002	By:	/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

TRUMP’S CASTLE FUNDING, INC. (Registrant)

Date: November 14, 2002	By:	/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

TRUMP’S CASTLE ASSOCIATES, L.P. (Registrant)

By: Trump’s Castle Hotel & Casino, Inc. its general partner

Date: November 14, 2002	By:	/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATION

I, Donald J. Trump, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump’s Castle Hotel & Casino, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ DONALD J. TRUMP

Donald J. Trump Chief Executive Officer and President of Trump’s Castle Hotel & Casino, Inc.

CERTIFICATION

I, Francis X. McCarthy, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump’s Castle Hotel & Casino, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s  other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer of Trump’s Castle Hotel & Casino, Inc.

CERTIFICATION

I, Donald J. Trump, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump’s Castle Funding, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s  other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ DONALD J. TRUMP

Donald J. Trump Chief Executive Officer and President of Trump’s Castle Funding, Inc.

CERTIFICATION

I, Francis X. McCarthy, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump’s Castle Funding, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer of Trump’s Castle Funding, Inc.

CERTIFICATION

I, Donald J. Trump, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump’s Castle Associates, L.P.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ DONALD J. TRUMP

Donald J. Trump Chief Executive Officer and President of Trump’s Castle Hotel & Casino, Inc., the general partner of Trump’s Castle Associates, L.P.

CERTIFICATION

I, Francis X. McCarthy, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump’s Castle Associates, L.P.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer of Trump’s Castle Hotel & Casino, Inc., the general partner of Trump’s Castle Associates, L.P.

Exhibit Index
Exhibits No.:	Description

99.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.