Form 10-K
period 2002-12-31
TRUMPS CASTLE HOTEL & CASINO INC; TRUMPS CASTLE ASSOCIATES LP; TRUMPS CASTLE FUNDING INC
filed 2003-03-31
CIK 1063882, 911534, 770618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

For the transition period from             to

Commission File No.: 1-9029

TRUMP MARINA, INC.

(Exact Name of Registrant as Specified in its Charter)

Trump’s Castle Hotel & Casino, Inc.

(Former Name, if Changed since Last Report)

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

TRUMP MARINA ASSOCIATES, L.P.

(Exact Name of Registrant as Specified in its Charter)

Trump’s Castle Associates, L.P.

(Former Name, if Changed since Last Report)

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

Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No.  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants’ knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether any of the Registrants is an accelerated filer(as defined in Exchange Act Rule 12b-2) Yes ☐
No ☒

As of March 31, 2003, there were 200 shares of Trump’s Castle Funding, Inc.’s Common Stock, no par value, outstanding.

As of March 31, 2003, there were 100 shares of Trump Marina, Inc.’s Common Stock, no par value, outstanding. The aggregate market value of the voting stock of Trump Marina, Inc., Trump’s Castle Funding, Inc. and Trump Marina Associates, L.P. held by non-affiliates of the Registrants as of March 31, 2003 was $0.

Documents Incorporated by Reference: None

FORM 10-K

EXPLANATORY NOTE

The entity referred to herein as Trump Marina Associates, L.P., or the Partnership, was previously called Trump’s Castle Associates, L.P., and the entity referred to herein as Trump Marina, Inc. was previously called Trump’s Castle Hotel & Casino, Inc. Their names were recently changed in connection with the offering of debt securities described below. See “Business; Recent Events.”

PART I

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission (the SEC):

•	the effect of economic, credit and capital market conditions on the economy in general, and on gaming and hotel companies in particular;

•	the effects of environmental and structural building conditions relating to our properties;

•	access to available and feasible financing and insurance;

•	changes in laws (including increased tax rates), regulations or accounting standards, insurance premiums, and third-party relations and approvals, and decisions of courts, regulators and governmental bodies;

•	litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation;

•	ability of our customer-tracking programs to continue to increase or sustain customer loyalty;

•	our ability to recoup costs of capital investments through higher revenues;

•	acts of war or terrorist incidents;

•	abnormal gaming hold percentages; and

•	the effects of competition, including locations of competitors and operating and market competition.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

In this section, the words “Company,” “we,” “our,” “ours,” and “us” refer to Trump Marina Associates, L.P. (the “Partnership”) and its wholly-owned subsidiary, Trump’s Castle Funding, Inc. (“Funding”), unless otherwise noted. The Partnership owns and operates the Trump Marina Hotel Casino (“Trump Marina”). The term

“Registrants” refers to the Partnership, Funding and Trump Marina, Inc. Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Annual Report on Form 10-K.

ITEM 1.    BUSINESS.

Recent Events

On March 25, 2003, two recently formed entities, Trump Casino Holdings, LLC, or TCH and Trump Casino Funding, Inc., or TCF, consummated an offering, or the TCH Note Offering, of $425 million principal amount of first priority mortgage notes due March 15, 2010 bearing interest at a rate of 11.625% per year payable in cash, sold at a price of 94.832% of their face amount for an effective yield of 12.75%, or the First Priority Mortgage Notes, and $50 million principal amount of second priority mortgage notes due September 15, 2010 bearing interest at a rate of 11.625% per year payable in cash, plus 6.0% through the issuance of payable-in-kind notes, or the Second Priority Mortgage Notes, and together with the First Priority Mortgage Notes, the TCH Notes.

In connection with the TCH Note Offering, Donald J. Trump, purchased in a concurrent private offering $15.0 million aggregate principal amount of additional Second Priority Mortgage Notes at the same purchase price at which the initial purchasers purchased the Second Priority Mortgage Notes.

Substantially all of the Registrants’ indebtedness (other than equipment financing debt) was refinanced with the net proceeds of the TCH Note Offering. As a result of such refinancing, the Registrants will cease to be reporting companies under the Exchange Act in the near future. A portion of the net proceeds of the TCH Note Offering were:

•	used to repay $70 million aggregate principal amount of Trump Marina Associates, L.P. (formerly known as Trump’s Castle Associates, L.P.), or the Partnership’s, bank debt due 2003, or the Bank Credit Facility;

•	deposited with the trustee for Trump’s Castle Funding, Inc.’s, or Castle Funding’s, 11-3/4% Mortgage Notes due 2003, or the Mortgage Notes, in an amount sufficient to redeem all such Mortgage Notes $242.1 million aggregate principal amount) at the applicable redemption price, which were irrevocably called for redemption on March 25, 2003 for April 23, 2003; and

•	deposited with the trustee for Castle Funding’s 13-7/8% Pay-In-Kind Notes due 2005, or the PIK Notes, in an amount sufficient to redeem all of such PIK Notes ($14.3 million aggregate principal amount), which were irrevocably called for redemption on March 25, 2003 for April 23, 2003.

Cash sufficient to pay the applicable redemption prices for the PIK Notes and the Mortgage Notes in full was deposited with the trustee for the respective debt issues on the closing date of the TCH Note Offering. In connection with the deposit of such funds on the closing date, the liens securing such indebtedness were released and the obligations of the Registrants thereunder were discharged.

Also, a portion of the net proceeds of the TCH Note Offering were used to redeem or acquire an aggregate of $96.9 million principal amount (including call premium of 2.583% plus accrued interest) of 15-1/2% Senior Secured Notes due 2005 of Trump Hotels & Casino Resorts Holdings, L.P., or the THCR Holdings Senior Notes. Included in the $96.9 million principal amount of THCR Holdings Senior Notes being redeemed, $1.7 million principal amount were held by Mr. Trump. THCR Holdings also acquired an additional $15.0 million principal amount of THCR Holdings Senior Notes on the closing date of the TCH Note Offering in a private transaction with Mr. Trump. The purchase price of the aggregate $16.7 million principal amount of THCR Holdings Senior Notes acquired from Mr. Trump consisted of 1,500 shares of Series A Preferred Stock of THCR valued at $15.0 million, plus a cash amount equal to $1.7 million, plus the applicable redemption premium of 2.583% (approximately $432,000) and accrued interest of approximately $0.7 million on the entire $16.7 million principal amount of THCR Holdings Senior Notes being sold by Mr.

Trump. The Series A Preferred Stock of THCR may in the future be exchanged for an aggregate of 7,894,737 shares of common stock of THCR. The Series A Preferred Stock (which is newly designated) does not pay or accrue any dividend and has a liquidation preference aggregating $15.0 million. The Series A Preferred Stock may not be exchanged for common stock until such time as the stockholders of THCR approve such issuance.

Also, $141.9 million principal amount of PIK Notes held by Trump Hotels & Casino Resorts Holdings, L.P., or THCR Holdings, were contributed to the Partnership and Castle Funding and cancelled without payment on the closing date of the TCH Note Offering.

The Partnership and Trump Marina, Inc. (formerly known as Trump’s Castle Hotel & Casino, Inc., “TCHI”) have guaranteed the TCH Notes on a secured basis. Information concerning TCH can be obtained in the periodic reports filed from time to time with the SEC by Trump Hotels & Casino Resorts, Inc., our parent company and the parent company of TCH. In addition, TCH intends to register the TCH Notes with the SEC and will file periodic reports with the SEC upon the effective date of the registration statement for such Notes. Upon consummation of the TCH Note Offering, the Registrants became wholly owned subsidiaries of TCH.

THCR Holdings is the sole member of TCH. Trump Hotels & Casino Resorts, Inc., a Delaware corporation, or THCR, is the general partner (59.87743%) and a limited partner (3.55096% through THCR/LP Corporation, a New Jersey corporation wholly owned by THCR) of THCR Holdings. THCR’s common stock is traded on the New York Stock Exchange under the symbol “DJT.” THCR Holdings’ partnership agreement, dated as of June 12, 1995, as amended, requires that all business activities of THCR be conducted through THCR Holdings or a subsidiary of THCR Holdings. As the general partner of THCR Holdings, THCR generally has the exclusive rights, responsibilities and discretion as to the management and control of THCR Holdings. THCR is the exclusive vehicle through which Donald J. Trump, the Chairman, President and Chief Executive Officer of THCR and a 36.57161% limited partner of THCR Holdings, engages in gaming activities.

General

The Partnership, which changed its name from Trump’s Castle Associates, L.P. to Trump Marina Associates, L.P. in connection with the TCH Note Offering, is a New Jersey limited partnership and the owner and operator of Trump Marina Casino Resort, or the Trump Marina, located in Atlantic City, New Jersey. Opened in 1985 and acquired by THCR in October 1996, Trump Marina offers high quality amenities, entertainment offerings and strong customer service. The property consists of a 27-story hotel with 728 guest rooms, including 153 suites, 97 of which are luxury suites. The casino offers approximately 81,200 square feet of gaming space, 2,527 slot machines, 79 table games, a simulcast racetrack facility and approximately 40,000 square feet of convention, ballroom and meeting space. Trump Marina also features a 540-seat cabaret-style theater, a nightclub, two player clubs, two retail stores, seven restaurants, a cocktail lounge and a pool side snack bar. To facilitate access to the property, Trump Marina has a nine-story parking garage capable of accommodating approximately 3,000 cars. Trump Marina also has a 645-slip marina adjacent to the property, 11 bus bays, and a roof-top helipad.

Castle Funding was formed in the State of New Jersey in May 1985 to raise capital for the Partnership. Trump Marina, Inc., which has changed its name from Trump’s Castle Hotel & Casino, Inc. in connection with the TCH Note Offering, is a New Jersey corporation and the 1.0% general partner of the Partnership. By virtue of TCH’s 100.0% ownership of Trump Marina, Inc., TCH owns 100.0% of the Partnership.

The financial information and discussion presented below reflects the financial condition and business of the Partnership. Castle Funding and Trump Marina, Inc. have no business operations of their own. Gaming revenues are the primary source of the Partnerships’s revenues and primarily consist of slot machine and table game win. See “Financial Statements and Supplementary Data.”

The Atlantic City Market

The Atlantic City market serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 30 million adults living within a three-hour driving radius. The Atlantic City market has historically generated consistent growth in gaming revenues. The Atlantic City gaming market currently consists of 11 casino properties with approximately 11,700 hotel rooms and approximately 1.3 million square feet of gaming space containing approximately 38,000 slot machines and approximately 1,200 table games.

Other gaming operators in Atlantic City have announced or recently completed new development or expansion projects that we believe will, if completed, attract new customers to Atlantic City. The Borgata, a casino resort complex being developed in Atlantic City’s marina district through a joint venture between MGM Mirage, Inc. and Boyd Gaming Corporation, will be the first new casino in Atlantic City in 13 years. Also in the marina district, Harrah’s recently completed the construction of an additional hotel tower with 452 rooms and the expansion of its casino floor to include approximately 950 additional slot machines. We believe these projects will attract additional visitors to the marina district.

In addition, Park Place Entertainment, Inc. connected its Bally’s and Claridge properties in July 2002 and merged the properties into a single casino resort in December 2002. In December 2002, Park Place Entertainment, Inc.’s Caesars began renovating and converting the adjacent Ocean One Mall into an upscale retail and entertainment monopoly-theme complex, which is expected to be completed in 2004.

In March 2002, Showboat Casino Hotel broke ground for a 544 room hotel tower with an expected completion date in June 2003.

In April 2002, Aztar Corp. commenced its expansion of its Tropicana Atlantic City property. The expansion is intended to include an additional 502 hotel rooms and a 200,000 square foot retail, dining and entertainment complex and is anticipated to be completed in the spring of 2004.

In September 2002, Resorts Atlantic City commenced demolition of one of its towers and is replacing it with a 459-room hotel tower expected to be completed in the first quarter of 2004.

Historically, there has been a shortage of available rooms in Atlantic City on the weekends during the peak spring and summer seasons and on long holiday weekends in other parts of the year. We believe that the addition of hotel rooms in Atlantic City will benefit the overall Atlantic City market by increasing patron visits and potentially extending the duration of patron visits during these peak seasons and weekends.

In February 2003, in response to state budgetary concerns, the Governor of New Jersey proposed increasing New Jersey’s casino gross revenue tax from 8.0% to 10.0%, taxing complimentaries, and imposing a 7.0% occupancy tax on hotel rooms. The outcome of this tax proposal is uncertain at this time. To the extent that the State of New Jersey increases its casino gross revenue tax or other taxes on Atlantic City casinos, the development plans of Atlantic City operators could change, and anticipated room expansions may not occur. See “Business; Governmental and Gaming Regulations; New Jersey Gaming Regulations; Gross Revenue Tax.”

Competition

Atlantic City.    Competition in the Atlantic City market remains intense. At the present time, there are 11 casino hotels located in Atlantic City, including Trump Marina and two of our affiliates, Trump Taj Mahal Casino Resort and Trump Plaza Hotel and Casino (together with Trump Marina, the Trump Atlantic City Properties). The casinos in Atlantic City compete with each other on the basis of service and quality and extent of amenities. For this reason, substantial capital expenditures are required from time to time to compete effectively. Substantial new expansion and development activity has recently been completed, is under construction, or has been announced in Atlantic City at other properties, including the development of the Borgata by Boyd Gaming and MGM Mirage, Inc. which is expected to be completed in the summer of 2003. See “Business: The Atlantic City Market.”

In addition, we believe that there are several other sites on the boardwalk and in the marina district on which casino hotels could be built in the future, and various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time. There can be no assurance that proposed and future developments and expansions, especially the Borgata, would not have a material adverse effect on our business and operations. There also can be no assurances that the Atlantic City development projects, which are planned or in process, will be completed. See “Business; The Atlantic City Market.”

Native American Tribes.    The Trump Atlantic City Properties also face considerable competition from casino facilities in a number of states operated by federally recognized Native American tribes, such as Foxwoods Resorts Casino in Ledyard, Connecticut and Mohegan Sun Casino Resort in Uncasville, Connecticut. Pursuant to the Indian Gaming Regulatory Act, or the IGRA, which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under the IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including the Trump Atlantic City Properties.

In addition, Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City. If successful, there can be no assurance that additional casinos built in or near this portion of the United States would not have a material adverse effect on the business and operations of the Trump Atlantic City Properties.

New Jersey State Legislation.    In September 2002, the New Jersey State Legislature proposed an amendment to the New Jersey constitution that, if approved by the citizens of New Jersey in a general election, would permit the legislature to adopt legislation permitting slot machines at the Meadowlands Racetrack in East Rutherford, New Jersey. If New Jersey’s constitution were to be so amended and such legislation adopted, slot machines at the Meadowlands would compete to some extent with Atlantic City’s casinos, including the Trump Atlantic City Properties, for gaming patrons.

New York State Legislation.    In October 2001, the State of New York, citing a statewide economic crisis precipitated by the September 11, 2001 terrorist attacks on New York City, passed legislation permitting video lottery terminals at five harness racetracks and further allows the governor to negotiate Class III gaming compacts with tribes for up to six resort-scale casinos. The legislation allows three tribal resort scale casinos the Catskills, within 90 minutes of New York City, and the other three in the Buffalo-Niagara Falls area. The three Buffalo-Niagara Falls resort scale casinos would join two existing Indian casinos, the Turning Stone, operated by the Oneida Nation near Syracuse and one owned by the St. Regis Mohawks, near the Canadian Border. A lawsuit was filed in New York’s Supreme Court in Albany on January 29, 2002, claiming, among other things, that the legislation violated the provisions of New York State’s constitution. Competition from these properties, when opened, could have a material adverse effect on the Trump Atlantic City Properties.

Other States.    Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering the State of New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including the State of New York and the Commonwealth of Pennsylvania. Several states are considering or have approved large-scale land-based casinos. The business and operations of the Trump Atlantic City Properties could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Mid-Atlantic and Northeast. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would further intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Pennsylvania and Maryland. The legislative proposals in Pennsylvania would allow for a wide range of gaming activities, including riverboat gaming, slots at racetracks, video lottery terminals at liquor stores and the formation of a gaming commission. Maryland’s proposed legislation would authorize video lottery terminals at some of Maryland’s racing facilities. The results of the 2002 gubernatorial elections in Pennsylvania and Maryland have also increased the likelihood of gaming legislation in such states. We are unable to predict whether any such legislation, in such states or elsewhere, will be enacted or whether, if passed, would have a material adverse effect on the Trump Atlantic City Properties.

Certain Agreements

We are party to certain agreements, some of which are described below. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition—Summary of Company’s Public Indebtedness” and “Certain Relationships and Related Transactions.”

Casino Services Agreement

We service Trump Marina and manage its administrative overhead costs through a casino services agreement, dated January 1, 1998, as amended, or the Casino Services Agreement, with Trump Administration, a division of Trump Taj Mahal Associates, or Taj Associates, a subsidiary which operates the Trump Taj Mahal. Trump Administration assumed the rights and responsibilities of the Casino Services Agreement when THCR merged Trump Casino Services, LLC, or TCS, into Taj Associates in December 2000. Pursuant to the Casino Services Agreement, Trump Administration provides Trump Marina (as well as each of our affiliate properties) with managerial, financial, accounting, purchasing, legal and other services incidental to running a casino and hotel, collectively referred to as the “Casino Services.” In return, the properties reimburse Trump Administration for its incurred costs and expenses in providing the Casino Services, including all payroll and employee benefits and related costs associated with the employees utilized by Trump Administration in providing the Casino Services, as well as all overhead and other expenses incurred in the ordinary course of providing such services. We believe that the Casino Services Agreement allows us to take advantage of economies of scale and realize substantial cost savings. The Casino Services Agreement expires on January 1, 2008, unless earlier terminated upon 90 days prior written notice.

Marina Lease

Pursuant to the Partnership’s agreement with the New Jersey Division of Parks and Forestry, we operate a 645-boat slip marina adjacent to Trump Marina (the only property in Atlantic City to have direct marina access). Pursuant to the agreement and a lease entered into in September 1990 with the State of New Jersey, we lease the marina and improvements thereon for an initial term of 25 years. Pursuant to the marina lease, we are required to pay an annual rent equal to the greater of (i) a certain percentage of our gross revenues from operating the marina or (ii) a minimum amount ($400,000 in 2002 and which will increase every five years to $500,000 in 2010). In addition, we are responsible for all of the costs and expenses related to the premises, including but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. Also, any improvements made to the marina (excluding an elevated pedestrian walkway which we constructed and which connects Trump Marina to a two-story building containing a restaurant and retail and office space) automatically becomes the property of the State of New Jersey upon the termination of the lease.

Trademark License Agreement

Subject to certain restrictions, THCR has the exclusive world-wide right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to a trademark license agreement, dated June 12, 1995, and the amendments thereto, between Mr. Trump, as licensor, and THCR, as licensee.

Pursuant to the license agreement, THCR is permitted to use the names “Trump,” “Donald J. Trump” and variations thereof, otherwise collectively referred to as the “Trump Names,” and related intellectual property rights, or the “Marks,” in connection with casino and gaming activities and related services and products. THCR, in turn, allows its subsidiaries, including the Partnership, and properties, including Trump Marina to use the Trump Names and Marks under various parol licenses which do not create enforceable licenses. The license agreement, however, does not restrict Mr. Trump’s right to use or further license the Trump Names and Marks in connection with services and products other than casino services and related products.

The term of the license agreement is until the later of: (i) June 2015, (ii) such time as Mr. Trump and his affiliates own less than a 15.0% voting interest in THCR or (iii) such time as Mr. Trump ceases to be employed or retained by THCR pursuant to an employment, management, consulting or similar services agreement. Upon expiration of the license agreement, Mr. Trump is required to grant THCR a non-exclusive, worldwide and royalty free license to use the casino related trademarks for a reasonable transition period on terms to be agreed upon between Mr. Trump and us. Mr. Trump’s obligations under the license agreement are secured by a security agreement, pursuant to which Mr. Trump has granted THCR a first priority security interest in the Trump Names and the related intellectual property rights for use in connection with casino services, as well as related hotel, bar and restaurant services. See “Executive Compensation: Compensation Committee Interlocks and Insider Participation; License Agreement” and “Certain Relationships and Related Transactions; Trademark License Agreement.”

Gaming and Other Laws and Regulations

The following is only a summary of the applicable provisions of the Casino Control Act and certain other laws and regulations. It does not purport to be a full description thereof, and is qualified in its entirety by reference to the Casino Control Act and such other laws and regulations.

New Jersey Gaming Regulations

In general, the Casino Control Act and the regulations promulgated thereunder contain detailed provisions concerning, among other things: the granting and renewal of casino licenses; the suitability of the approved hotel facility, and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing of certain employees and vendors of casino licensees; the rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforce ability of gaming debts; management control procedures, accounting and cash control methods and reports to gaming agencies; the security standards; the manufacture and distribution of gaming equipment; the simulcasting of horse races by casino licensees; and advertising, entertainment and alcoholic beverages.

Casino Control Commission.    The ownership and operation of casino/hotel facilities in Atlantic City are the subject of strict state regulation under the Casino Control Act. The New Jersey Casino Control Commission (the “CCC”) is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies and any other related entity required to be qualified (“CCC Regulations”).

Operating Licenses.    In January 1999, the CCC renewed the Partnership’s casino license to operate the Trump Marina through May 2003. We timely filed an application for renewal of our casino license through 2007. This license is not transferable and its renewal includes a financial review of the Partnership. Upon revocation, suspension for more than 120 days or failure to renew a casino license, the Casino Control Act provides for the appointment of a conservator to take possession of the hotel and casino’s business and property, subject to all valid liens, claims and encumbrances. The loss of our casino license would have a material adverse effect upon our business.

Casino License.    No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino license currently held by the Partnership is renewable for periods of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the New Jersey Division of Gaming Enforcement (the “DGE”).

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

In the event a licensee fails to demonstrate financial stability, the CCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including: issuing conditional licenses, approvals or determinations; establishing an appropriate cure period; imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liabilities; requiring reasonable reserves or trust accounts; denying licensor; or appointing a conservator. See
“—Conservatorship.”

Management believes that it has adequate financial resources to meet the financial stability requirements of the Casino Control Act for the foreseeable future.

Pursuant to the Casino Control Act, CCC Regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee. Pursuant to a condition of its casino license, payments by or the Partnership to, or for the benefit of, any related entity or partner, with certain exceptions, are subject to prior CCC approval; and, if the Partnership’s cash position falls below $5 million for three consecutive business days, the Partnership must present to the CCC and the DGE evidence as to why it should not obtain a working capital facility in an appropriate amount.

Control Persons.    An entity qualifier or intermediary or holding company, such as Castle Funding, is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the DGE, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards so long as the CCC and the Director of the DGE are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding five percent (5.0%) or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

Financial Sources.    The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bear any relation to any casino project, including holders of publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee (a “Regulated Company”), to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than fifteen percent (15.0%) of a series of publicly-traded mortgage bonds so long as the bonds remained widely distributed and freely traded in the public market and the holder had no ability to control the casino licensee. The CCC may require holders of less than fifteen percent (15.0%) of a series of debt to qualify as financial sources even if not active in the management of the issuer or casino licensee.

Institutional Investors.    An institutional investor (“Institutional Investor”) is defined by the Casino Control Act as any retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees; any investment company registered under the Investment Company Act of 1940, as amended; any collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; any closed end investment trust; any chartered or licensed life insurance company or property and casualty insurance company; any banking and other chartered or licensed lending institution; any investment advisor registered under the Investment Advisers Act of 1940, as amended; and such other persons as the CCC may determine for reasons consistent with the policies of the Casino Control Act.

An Institutional Investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the DGE that there is any cause to believe that the holder may be found unqualified, on the basis of CCC findings that: (i) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (ii) if (x) the securities are debt securities of a casino licensee’s holding or intermediary companies or another subsidiary company of the casino licensee’s holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20.0% or less of the total outstanding debt of the company or (B) 50.0% or less of any issue of outstanding debt of the company, (y) the securities are equity securities and represent less than 10.0% of the equity securities of a casino licensee’s holding or intermediary companies or (z) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an Institutional Investor may be required to produce for the CCC or the Antitrust Division of the Department of Justice upon request, any document or information which bears any relation to such debt or equity securities.

Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of and no intention of influencing or affecting, the affairs of the issuer, the casino licensee or any affiliate; and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days’ prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application. See “—Interim Casino Authorization.”

Ownership and Transfer of Securities.    The Casino Control Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a Regulated Company and defines the term “security” to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes and warrants. Currently, both Castle Funding and the Partnership are deemed to be a Regulated Company, and instruments evidencing a beneficial ownership or creditor interest therein, including a partnership interest, are deemed to be the securities of a Regulated Company.

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

If, as the result of a transfer of publicly traded securities of a licensee, a holding or intermediary company or entity qualifier of a licensee, or a financing entity of a licensee, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensor or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification. The application must include a fully executed trust agreement in a form approved by the CCC or, in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require in order to remove the need to qualify.

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

Unless otherwise determined by the CCC, agreements to lease an approved hotel building or the land under the building must be for a term exceeding 30 years, must concern 100.0% of the entire approved hotel building or the land upon which it is located and must include a buy out provision conferring upon the lessee the absolute right to purchase the lessor’s entire interest for a fixed sum in the event that the lessor is found by the CCC to be unsuitable.

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

Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8.0% on its gross casino revenues, excluding simulcasting racetrack revenue. For the years ended December 31, 2002, 2001 and 2000, the Partnership’s gross revenue tax was approximately $21.7 million, $21.6 million and $21.8 million, respectively, and its license, investigation and other fees and assessments totaled approximately $4.4 million, $4.3 million and $3.7 million, respectively.

On July 3, 2002, New Jersey passed the New Jersey Tax Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carry forwards for two years and the introduction of a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits.

In February 2003, in response to state budgetary concerns, the governor of New Jersey proposed increasing the New Jersey casino gross revenue tax from 8.0% to 10.0%, taxing complimentaries, and imposing a 7.0% occupancy tax on hotel rooms. The outcome of this tax proposal is uncertain at this time. See “Business; The Atlantic City Market.”

Investment Alternative Tax Obligations. An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 30 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three month period. Investment tax credits may be obtained by making qualified investments or by the purchase of bonds issued by the New Jersey Casino Reinvestment Development Authority, (“CRDA”), or the CRDA Bonds. CRDA Bonds may have terms as long as 50 years and bear interest at below market rates, resulting in a value lower than the face value of such CRDA Bonds.

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

Conservatorship. If, at any time, it is determined that any casino licensee or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a casino license is suspended for a period in excess of 120 days or is revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of such licensee’s casino hotel facilities. A conservator would be vested with title to all property of such licensee relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee. Such events could result in an event of default under the Partnership’s indentures pursuant to which the Senior Notes, the Mortgage Notes and the PIK Notes were issued, and the terms of the Working Capital Loan.

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

Gaming Credit. The Partnership’s casino games are conducted on a credit as well as cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated. Gaming credit may not be collectible in foreign countries.

Control Procedures. Gaming at Trump Marina is conducted by trained and supervised personnel. The Partnership employs extensive security and internal controls. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video cameras to monitor the casino floor and money counting areas. The count of monies from gaming also is observed daily by representatives of the CCC.

Other Laws and Regulations

The United States Department of the Treasury, or the Treasury, has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal, exchange of currency, gambling tokens or chips, or other payments or transfers by, through or to such casino which involves a transaction in currency of more than $10,000 per patron, per gaming day. Such reports are required to be made on forms prescribed by the Secretary of the Treasury and are filed with the Internal Revenue Service, or the Service. In addition, the Partnership is required to maintain detailed records (including the names, addresses, social security numbers and other information with respect to its gaming customers) dealing with, among other items, the deposit and withdrawal of funds and the maintenance of a line of credit.

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

Employees and Labor Relations

As of December 31, 2002, we had approximately 2,200 full-time equivalent employees, 700 of whom were subject to collective bargaining agreements. Our collective bargaining agreement with Local No. 54, which covers most of our employees, expires on September 14, 2004. We believe that our relationship with our employees is satisfactory.

Certain of our employees are required to be licensed by, or registered with, the New Jersey Casino Commission, or the CCC, under the New Jersey Casino Control Act, or the Casino Control Act, depending upon the nature of their employment. Casino employees are subject to more stringent licensing requirements than non-casino employees, and are required to meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and New Jersey residency. These regulations have resulted in significant competition for eligible employees.

Seasonality

Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally Trump Marina’s peak seasons, with autumn and winter being non-peak seasons. Therefore, our operating results for the two quarters ending in March and December are not historically as profitable as the two quarters ending in June and September.

Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons, if necessary.

Inflation

There was no significant impact on the Partnership’s operations as a result of inflation in 2000, 2001 or 2002.

ITEM 2.    PROPERTIES.

Location

Trump Marina is located in Atlantic City’s marina district, approximately two miles from the boardwalk and one-quarter mile from the H-Tract, a 150-acre parcel of land designated by the Atlantic City Council for current and future casino development and the site of current casino hotel development. We believe that Trump Marina is a favorable alternative to the casinos on Atlantic City’s boardwalk. Please see “Item 1. Business” for a brief description of the location and general character of Trump Marina.

The Partnership owns, in fee absolute, the approximate 14.7 acre triangular-shaped parcel of land on which Trump Marina is located. We also own several parcels of land in Atlantic City used in connection with our property which also secures our guarantee obligations under our current indebtedness. In connection with the TCH Note Offering and subsequent redemption of our current indebtedness, the land and parcels will secure TCH’s and TCF’s obligations under the TCH Notes.

The Partnership also owns an employee parking lot located on Route 30, approximately two miles from Trump Marina, which can accommodate approximately 1,000 cars.

The Partnership has financed and leased and from time to time will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens of the TCH Notes.

ITEM 3.    LEGAL PROCEEDINGS.

Legal actions, which we consider to be incident to the character of our business, are pending, and are commenced from time against the Partnership. We vigorously defend, and continue to defend ourselves and our officers and directors against any such litigation and believe that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote, either through the solicitation of proxies or otherwise, to our security holders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market for the Registrants’ equity securities.

Trump Marina, Inc. is the 1.0% general partner of the Partnership. TCH owns a 99.0% limited partnership interest in the Partnership and, by virtue of TCH’s sole ownership of Trump Marina, Inc., owns 100.0% of the Partnership. Castle Funding is wholly owned by the Partnership. In connection with the TCH Note Offering and the subsequent (i) redemption of the Mortgage Notes and PIK Notes held by non-affiliates, (ii) repayment of the Bank Credit Facility, and (iii) cancellation of the PIK Notes held by THCR Holdings, Castle Funding will be dissolved.

The Registrants have not paid or made, and do not intend to pay or make, any cash dividends or distributions with respect to their common stock or equity interests, as the case may be.

ITEM 6.    SELECTED FINANCIAL DATA.

The following table sets forth certain selected consolidated financial information from the Partnership’s and Castle Funding’s Consolidated Statements of Operations for the years ended December 31, 1998 through 2002, and the Consolidated Balance Sheets as of December 31, 1998 through 2002. All financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Income Statement Data
Gross Revenue	$323,042	$330,566	$328,945	$326,892	$343,537
Less-Promotional Allowances (A)	70,342	69,890	69,881	73,973	73,288

Net Revenues	252,700	260,676	259,064	252,919	270,249

Costs and Expenses:
Gaming	135,311	130,342	128,232	124,322	127,417
Other	12,882	15,037	15,199	13,726	14,976
General & Administrative	60,054	66,420	68,557	66,445	70,529
Debt Renegotiation Costs	—	—	—	—	1,345
Depreciation and Amortization	16,612	17,340	17,381	17,831	21,356

Total Costs and Expenses	224,859	229,139	229,369	222,324	235,623

Income from Operations	27,841	31,537	29,695	30,595	34,626
Interest Income	869	811	1,490	609	316
Interest Expense	(52,264)	(54,157)	(56,775)	(60,056)	(63,574)

Loss Before Income Taxes	(23,554)	(21,809)	(25,590)	(28,852)	(28,632)
Provision for Income Taxes	—	—	—	—	(1,200)

Net Loss	$(23,554)	$(21,809)	$(25,590)	$(28,852)	$(29,832)

	As of December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data
Cash and Cash Equivalents	$19,723	$21,413	$21,236	$22,074	$25,766

Total Assets	$536,888	$533,368	$525,293	$520,010	$515,058

Current Liabilities	$54,704	$52,470	$49,502	$46,618	$40,492

Total Long-Term Debt, Net of Current Maturities	$368,529	$389,045	$409,511	$433,176	$464,561

Total Capital	$110,114	$88,305	$62,715	$33,863	$4,031

(A)  During 2002, the Partnership reclassified certain costs (primarily bus coin) from gaming expenses to promotional allowances to be consistent with prevailing industry practice. Such amounts totaled $6,564,000, $5,083,000, $4,647,000 and $2,825,000 for the years ended December 31, 1998, 1999, 2000 and 2001, respectively.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                OPERATIONS.

This section contains forward-looking statements that involve risks and uncertainties, many of which are beyond our ability to control or predict. Our actual results may differ substantially from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Partnership and the related notes thereto.

Financial Condition—

Liquidity and Capital Resources

Cash flows from operating activities of Trump Marina are our sole source of liquidity. Historically, our ability to borrow funds for our liquidity needs has been severely restricted by the various agreements governing our debt issues, including the Mortgage Notes, Bank Credit Facility and the PIK Notes, and by our then already high level of indebtedness. Although these debt issues will be retired with the net proceeds of the TCH Note Offering, the indenture governing the TCH Notes restricts TCH’s and our ability to borrow funds.

Gaming revenues are our the primary source of revenues and consist primarily of slot machine and table game win. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity. For the year ended December 31, 2002, the Partnership’s net cash flows provided by operating activities was $16,032,000. The Partnership has consistently generated sufficient cash for debt service and operating requirements. Management believes that, based upon its cash flow forecast for 2003, the Partnership will have sufficient cash flows to meet its debt service and operating requirements throughout 2003.

We compete with other casino hotels located in Atlantic City on the basis of the quality of our guests’ experience. We seek to provide high quality service and amenities and a first class casino gaming experience. In a competitive marketplace like Atlantic City, our ability to offer a high quality casino gaming experience is largely dependent upon the attractiveness of a casino/hotel and on the extent and quality of the facilities.

In addition to funding operations, our principal uses of cash are capital expenditures and debt service. Our capital expenditures for 2001 and 2002 were $9,319,000 and $13,703,000, respectively. Approximately $5,340,000 and $8,235,000 of the our capital expenditures for 2001 and 2002 were through capitalized lease financing. These capital expenditures consisted principally of purchases of slot machines, hotel room renovations and ongoing property enhancements.

Summary of the Partnership’s Public Indebtedness

At December 31, 2002, our debt consisted primarily of the (i) Bank Credit Facility, (ii) Mortgage Notes and (iii) PIK Notes.

Bank Credit Facility. On July 12, 2002, we redeemed (i) $62 million principal amount of Castle Funding’s 10-1/4% Senior Secured Notes due April 30, 2003 and (ii) $5 million principal amount of Trump Marina, Inc.’s 10-1/4% Working Capital Loan due April 30, 2003 with the net proceeds of the Bank Credit Facility. We entered into the Bank Credit Facility with a syndicate of banks on June 12, 2002. The Bank Credit Facility bears interest, payable monthly, at a fluctuating rate based upon the Eurodollar rate (LIBOR based)(6.9375% as of December 31, 2002), is secured on a first-priority basis by substantially all our owned and leased real and personal property and is scheduled to mature on November 1, 2003. The Bank Credit Facility was repaid on March 25, 2003, the closing date of the TCH Note Offering, with a portion of the net proceeds of the TCH Note Offering.

Mortgage Notes. The Mortgage Notes bear interest at the rate of 11-3/4% per annum, payable in cash on May 15th and November 15th of each year, and mature on November 15, 2003. The Mortgage Notes are currently redeemable by Castle Funding at the rate of 100% of the outstanding principal amount and accrued interest, and are secured by a promissory note of the Partnership to Castle Funding, or the Partnership Note, in an amount necessary to service the Mortgage Notes. The Partnership Note is secured by a mortgage on Trump Marina and substantially all of the assets of the Partnership, and has been assigned by Castle Funding to the Trustee to secure repayment of the Mortgage Notes. The Partnership has also guaranteed, or the Guaranty, the payment of the Mortgage Notes, which Guaranty is secured by a mortgage on Trump Marina. The Partnership Note and the Guaranty are expressly subordinated to the Bank Credit Facility, and the liens on the mortgages securing the Partnership Note and the Guaranty are subordinate to the liens securing the Bank Credit Facility. As of December 31, 2002, $242,141,000 principal amount of the Mortgage Notes was outstanding. The Mortgage Notes were called for redemption on March 25, 2003, the closing date of the TCH Note Offering.

PIK Notes. The PIK Notes bear interest at the rate of 13-7/8% per annum, payable semiannually at Castle Funding’s option in whole or in part in cash and through the issuance of additional PIK Notes through November 15, 2003. After November 15, 2003, interest on the PIK Notes is payable only in cash. The PIK Notes mature on November 15, 2005 and are redeemable at Castle Funding’s option at 100.0% of the outstanding principal amount and accrued interest. Under certain circumstances, a specified percentage is required to be redeemed from the proceeds of any equity offering of the Partnership. Interest payments of $15,188,000, $17,368,000 and $17,805,000 were made in the fiscal years ended December 31, 2000, 2001 and 2002, respectively, through the issuance of additional PIK Notes. THCR Holdings owns approximately 91% of the outstanding PIK Notes. As of December 31, 2002, approximately $156.2 million principal amount of the PIK Notes were outstanding, approximately $141.9 million principal amount of which were owned by THCR. The PIK Notes were called for redemption on March 25, 2003, the closing date of the TCH Note Offering.

Upon consummation of the TCH Note Offering, the Mortgage Notes and the PIK Notes held by non-affiliates were irrevocably called for redemption at the date occurring 30 days after the closing date of the Offering at the applicable price specified in the relevant indenture, which is 100.0% of the face amount thereof, plus accrued interests to the redemption date. Also, $141.9 million principal amount of PIK Notes held by THCR Holdings and pledged as collateral security for the THCR Holdings Senior Notes were contributed to the Partnership and Castle Funding and were cancelled without payment.

Contractual Obligations and Commercial Commitments.

The following table sets forth summaries of the Partnership’s obligations and commitments as of December 31, 2002, to make future payments under contracts, such as debt and lease agreements.

	Payments Due by Period as of December 31, 2002(1)
Contractual Obligations	Total	2003	2004-2005	2006-2007	Thereafter
Long-Term Debt(2)	$468,293,000	$—	$—	$—	$468,293,000
Capital Lease Obligations	11,580,000	4,169,000	7,411,000	—	—
Operating Leases	6,176,000	872,000	1,004,000	900,000	3,400,000

Total Contractual Cash Obligations	$486,049,000	$5,041,000	$8,415,000	$900,000	$471,693,000

(1)	Amounts related to long-term debt have been reflected pursuant to the debt refinancing subsequent to year end. See “Business; Recent Events.”

(2)	Excludes interest on such obligations.

For further information describing provisions of the above contractual obligations, refer to “Notes to Consolidated Financial Statements.”

Effects of Transactions with Related and Certain Other Parties.

Affiliate party transactions are governed by the provisions of the Partnership’s indentures, which provisions generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party, and require the approval of a majority of the independent directors of the Partnership for certain affiliated transactions.

Trump and certain affiliates have engaged in certain related party transactions with respect to THCR and its subsidiaries.

Results of Operations

The financial information presented below reflects the financial condition and results of operations of the Partnership. Castle Funding is a wholly owned subsidiary of the Partnership and conducts no business other than collecting amounts due under certain intercompany notes from the Partnership for the purpose of paying principal of, premium, if any, and interest on its indebtedness, which Castle Funding issued as a nominee for the Partnership.

Gaming revenues are the primary source of the Partnership’s revenues and primarily consist of slot machine and table game win. The following table details activity for the major components of gaming revenue:

	Years Ended December 31,
	2000	2001	2002
	(dollars in thousands)
Table Game Revenue	$73,067	$63,322	$64,155
(Decrease) Increase from Prior Period		$(9,745)	$833
Table Game Drop	$440,805	$384,712	$377,576
Decrease from Prior Period		$(56,093)	$(7,136)
Table Game Win Percentage	16.6%	16.5%	17.0%
(Decrease) Increase from Prior Period		(.1) pts.	.5 pts.
Number of Table Games	76	78	79
Increase from Prior Period		2	1

Slot Revenue	$192,951	$202,426	$216,937
Increase from Prior Period		$9,475	$14,511
Slot Handle	$2,459,244	$2,599,560	$2,734,775
Increase from Prior Period		$140,316	$135,215
Slot Win Percentage	7.8%	7.8%	7.9%
Increase from Prior Period		—	.1 pts.
Number of Slot Machines	2,410	2,526	2,527
Increase from Prior Period		116	1

Other Gaming Revenue	$1,359	$745	$806
(Decrease) Increase from Prior Period		$(614)	$61

Total Gaming Revenue	$267,377	$266,493	$281,898
(Decrease) Increase from Prior Period		$(884)	$15,405

Results of Operations for the Years Ended December 31, 2001 and 2002

Table game revenues increased approximately $833,000 (1.3%) to $64,155,000 for the year ending December 31, 2002 from $63,322,000 for the year ended December 31, 2001. This increase was due primarily to a higher table game win percentage of 17.0% for the twelve months ended December 31, 2002, as compared to 16.5% for the twelve months ended December 31, 2001. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term due to the large wagers by “highrollers.” The Atlantic City industry table game win percentages were 15.6% and 15.7% for the years ended December 31, 2001 and 2002, respectively.

Slot revenues increased approximately $14,511,000 (7.2%) to $216,937,000 for the year ended December 31, 2002 from $202,426,000 for the year ended December 31, 2001, due primarily to an increased slot handle of approximately $135,215,000 (5.2%). The increased slot handle is due primarily to sustained marketing programs and events designed specifically for the slot customer.

Nongaming revenues, in aggregate, increased by approximately $1,240,000 (2.1%) to $61,639,000 for the year ended December 31, 2002 from $60,399,000 for the year ended December 31, 2001. Cash sales from nongaming operations increased by approximately $1,985,000 (8.2%) to $26,268,000 for the year ended December 31, 2002 from $24,283,000 for the year ended December 31, 2001. Also, promotional allowances decreased approximately $685,000 (0.9%) to $73,288,000 for the year ending December 31, 2002 from $73,973,000 for the year ended December 31, 2001. These results reflect the continued strategy designed to efficiently utilize marketing costs and to increase cash sales from nongaming operations.

Gaming costs and expenses increased approximately $3,095,000 (2.5%) to $127,417,000 for the year ended December 31, 2002 from $124,322,000 for the year ended December 31, 2001. This was due primarily to the increased spending on marketing programs, which was incurred to stimulate gaming revenues.

Room costs increased by approximately $969,000 (27.1%) to $4,541,000 for the year ended December 31, 2002 from $3,572,000 for the year ended December 31, 2001. This increase is due primarily to associated costs incurred related to a 27.9% increase in the number of cash rooms sold for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

Food and beverage costs increased by approximately $281,000 (2.8%) to $10,435,000 for the year ended December 31, 2002 from $10,154,000 for the year ended December 31, 2001. This increase is due primarily to costs incurred related to a 6.2% increase in food and beverage cash revenues generated in 2002 as compared to 2001.

General and administrative costs and expenses increased approximately $4,084,000 (6.1%) to $70,529,000 for the year ended December 31, 2002 from $66,445,000 for the year ended December 31, 2001. This increase is due primarily to costs incurred related to real estate taxes, the Services Agreement, and the additional write-off of CRDA deposits, which were necessitated due to additional donations the Partnership committed to during the year ended December 31, 2002.

Debt renegotiation costs of $1,345,000 for the year ended December 31, 2002 were expenses related to abandoned efforts to refinance the existing long term debt of the Registrants (See Note 6).

On July 3, 2002, the State of New Jersey passed the Business Tax Reform Act. This Act, among other things, suspended the use of the New Jersey net operating loss carryforwards for two years and introduced a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Business Tax Reform Act is retroactive to January 1, 2002. As a result of the change in the tax law, Marina Associates has recorded a charge to provision for income tax expense of $1,200,000 for the year ended December 31, 2002.

Interest expense increased approximately $3,518,000 (5.9%) to $63,574,000 for the year ended December 31, 2002 from $60,056,000 for the year ended December 31, 2001 primarily due to an increase in the outstanding principal of the PIK Notes. THCR Holdings owned approximately 91% of the PIK Notes. See “Business; Recent Events.”

Cash flow from operations was sufficient to provide for cash interest expense in 2002 and in prior years. Capital expenditures, however, were limited due primarily to the high level of interest expense on the Partnership’s public debt issues.

Results of Operations for the Years Ended December 31, 2000 and 2001

Table game revenues decreased approximately $9,745,000 (13.3%) to $63,322,000 for the year ending December 31, 2001 from $73,067,000 for the year ended December 31, 2000. This decrease was due primarily to a $56,093,000 (12.7%) decrease in table drop. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term due to the large wagers by “highrollers.” The Atlantic City industry table game win percentages were 15.4% and 15.6% for the years ended December 31, 2000 and 2001, respectively.

Slot revenues increased approximately $9,475,000 (4.9%) to $202,426,000 for the year ended December 31, 2001 from $192,951,000 for the year ended December 31, 2000, due primarily to an increased slot handle of approximately $140,316,000 (5.7%). The increased slot handle is due primarily to sustained marketing programs and events designed specifically for the slot customer.

Promotional allowances increased approximately $4,092,000 (5.9%) to $73,973,000 for the year ending December 31, 2001 from $69,881,000 for the year ended December 31, 2000. This was due primarily to increased spending in promotional and complimentary marketing programs, which was incurred to stimulate slot revenues.

Gaming costs decreased approximately $3,910,000 (3.0%) to $124,322,000 for the year ended December 31, 2001 from $128,232,000 for the year ended December 31, 2000. These savings are primarily the result of a decrease in promotional and complimentary expenses achieved by eliminating less profitable programs.

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

Cash flow from operations was sufficient to provide for cash interest expense in 2001 and in prior years. Capital expenditures, however, were limited due primarily to the high level of interest expense on the Partnership’s public debt issues.

Interest expense increased approximately $3,281,000 (5.8%) to $60,056,000 for the year ended December 31, 2001 from $56,775,000 for the year ended December 31, 2000 primarily due to an increase in the outstanding principal of the PIK Notes. THCR Holdings owned approximately 91% of the PIK Notes. See “Business; Recent Events.”

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management periodically evaluates the Partnership’s policies and the estimates and assumptions related to such policies. The Partnership operates in a highly regulated industry and is subject to regulations that describe and regulate operating and internal control procedures. The Partnership believes its most critical accounting policies and significant estimates are described below.

Revenue Recognition and Allowance for Doubtful Accounts

The majority of the Partnership’s revenue is from gaming activities, and the majority of such revenue is derived from cash, which by nature does not require complex estimations. The Partnership does extend credit to customers on a discretionary basis to certain qualified patrons. Credit play as a percentage of total dollars wagered has been approximately 20% for the past three years. The Partnership establishes credit limits based upon the particular patron’s creditworthiness, as determined by an examination of various factors including a credit check of the patron, checking the patron’s personal checking account balance, and checking the patron’s credit limits and indebtedness at other casinos. The Partnership maintains an allowance for doubtful accounts for those customers whose checks have been unable to be deposited due to non-sufficient funds. This allowance is based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers. Management believes that the reserve recorded is reasonable; however, these estimates could change in the near term based on actual collection experience with each returned marker.

Long-lived Assets

Management has determined that the Partnership’s policy associated with its long-lived assets and the related estimates is critical to the preparation of the consolidated financial statements. The Partnership has a significant investment in long-lived property and equipment. Management estimates that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. Management estimates the useful lives for the Partnership’s assets based on historical experience and the estimates of assets’ commercial lives. Should the actual useful life of a class of assets differ from the estimated useful life, an impairment charge would be recorded. Management reviews useful lives and obsolescence and assesses commercial viability of the Partnership’s assets periodically.

Self-Insurance Reserves

Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers’ compensation, and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. The costs of the ultimate disposition of these claims may differ from these reserve numbers.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141 “Business Combinations” (“SFAS 141”) and Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The effect of adoption of these pronouncements did not have any impact on the Partnership.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Partnership does not expect the adoption of SFAS No. 143 to have an impact on the Partnership’s financial results.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after December 31, 2001. The Partnership adopted SFAS No. 144 on January 1, 2002 and the effect of adoption had no impact to the Partnership.

In April, 2002, the FASB issued No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires, among other items, gains or losses of extinguishment of debt to be classified as income (loss) from continuing operations rather than as an extraordinary item as previously required under SFAS No. 4 unless such extinguishment is determined to be extraordinary pursuant to Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Transactions”. SFAS No. 145 was effective for financial statements issued on or after May 15, 2002. The Partnership adopted the provisions of SFAS No. 145 during 2002, and the effect of adoption was not material to the Partnership.

In June 2002 the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This pronouncement, which nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring)”, addresses the accounting and reporting for costs associated with exit or disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. The Partnership does not expect the adoption of SFAS No. 146 to have a material impact on the Partnership’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For the company, the initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The Partnership is currently evaluating what impact, if any, adoption of FIN No. 45 will have on its financial position, results of operations, or liquidity.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements beginning after June 15, 2003. The Partnership is evaluating whether it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

Seasonality

Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally Trump Marina’s peak seasons, with autumn and winter being non-peak seasons. Therefore, our operating results for the two quarters ending in March and December are not historically as profitable as the two quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons, if necessary.

Inflation

There was no significant impact on the Partnership’s operations as a result of inflation in 2000, 2001 or 2002.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Management has reviewed the disclosure requirements for Item 7A and, based upon the Partnership, Castle Funding and Trump Marina, Inc.’s current capital structure, scope of operations and financial statement structure, management believes that such disclosure is not warranted at this time. Since conditions may change, the Partnership, Castle Funding and Trump Marina, Inc. will periodically review its compliance with this disclosure requirement to the extent applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

An index to financial statements and required financial statement schedules is set forth in Item 15.

ITEM 9.    DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

See our Current Report on Form 8-K, dated June 3, 2002, filed with the Securities and Exchange Commission on June 4, 2002.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS.

All decisions affecting the business and affairs of the Partnership, including the operation of Trump Marina, had been decided by the general partners acting by and through a Board of Partner Representatives, which included a minority of Representatives elected indirectly by the holders of the Mortgage Notes and the PIK Notes. Such persons also served as members of the Board of Directors of Trump Marina, Inc., the general partner of the Partnership. Upon the consummation of the TCH Note Offering, the Board of Partner Representatives was disbanded.

Set forth below are the names, ages, positions and offices held with Trump Marina, Inc., Castle Funding and the Partnership and a brief account of the business experience during the past five years of each member of the Board of Directors of Trump Marina, Inc., and executive officer of Trump Marina, Inc., Castle Funding and the Partnership.

Position(s) and Office(s) with:
Name	Trump Marina, Inc.	Castle Funding	The Partnership

Donald J. Trump	Chairman of the Board of Directors, President and Chief Executive Officer	Chairman, President and Chief Executive Officer	—

Mark A. Brown	—	—	President and Chief Executive Officer

Robert M. Pickus	Secretary and Director	Secretary	Executive Vice President of Corporate Legal Affairs and Secretary

Francis X. McCarthy, Jr.	—	Chief Financial Officer, Chief Accounting Officer and Assistant Treasurer	Chief Financial Officer

John P. Burke	Executive Vice President, Corporate Treasurer and Director	Executive Vice President and Corporate Treasurer	Executive Vice President and Corporate Treasurer

Paul R. Ryan	Vice President	Vice President and Assistant Secretary	Chief Operating Officer

Daniel M. McFadden	Vice President of Finance	Vice President of Finance	Vice President of Finance

Donald J. Trump (56 years old) served as Chairman of the Board of Partner Representatives of the Partnership from May 1992 until the consummation of the TCH Note Offering and was Chairman of the Executive Committee of the Partnership from June 1985 to May 1992. Trump is the Chairman of the Board of Directors of Funding, served as President and Treasurer of Funding until April 1998, and has served as President and Chief Executive Officer of Funding since June 2000. Trump has served as the Chairman of the Board of Directors of TCHI since its formation in March 1985, and has been the President and Chief Executive Officer of TCHI since June 2000. Mr. Trump has been the Chairman of the Board of THCR and THCR Funding since their formation in 1995, and has been serving as the President and Chief Executive Officer of THCR, THCR Funding and THCR Holdings since June 2000. Trump was a 50.0% stockholder, the Chairman of the Board of Directors, President and Treasurer of Trump Plaza GP, a New Jersey corporation (“Trump Plaza GP”), until June 1993. Trump was Chairman of the Executive Committee and President of Plaza Associates from May 1986 to May 1992, and was the managing general partner of Plaza Associates until June 1993. Trump has been the Chairman of the Board of Directors of Trump AC Holding since February 1993, served as the President of Trump AC Holding from February 1993 until December 1997 and has been serving as President of Trump AC Holding since June 2000. Trump was a partner in Trump AC from February 1993 until June 1995. Trump has been Chairman of the Board of Directors of Trump AC Funding since its formation in January 1996 and the Chairman of the Board of Directors of Funding II and Funding III since their formation in November 1997. Since June 2000, Trump has also been serving as the President and Chief Executive Officer of Trump AC Funding, Funding II and Funding III. Trump has been Chairman of the Board of Directors of THCR Holding Corp. and THCR/LP since October 1991; President and Treasurer of THCR Holding Corp. since March 1991; President and Treasurer of THCR/LP since June 2000; Chairman of the Board of Directors, President and Treasurer of TCI since June 1988; Chairman of the Executive Committee of Taj Associates from June 1988 to October 1991 and Chief Executive Officer since June 2000; and President and sole Director of Realty Corp. since May 1986. Trump has been the sole director of TACC since March 1991. Trump was President and Treasurer of TACC from March 1991 until December 1997, and has been the President of TACC since June 2000. Trump has been the Chairman of the Board of Directors, President and Treasurer of Plaza Funding since its formation in March 1986. Trump has been the sole director of Trump Indiana since its formation. Trump has been the President, Treasurer, sole director and sole stockholder of TCI and TCI-II since their formation in June 1988 and November 1991, respectively. Trump has been a Director of THCR Enterprises, Inc., a Delaware corporation (“THCR Enterprises”), since its formation in January 1997 and has served the President of THCR Enterprises since June 2000. Trump is also the President of The Trump Organization, Inc. which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander’s Inc. from 1987 to March 1992.

Mark A. Brown (42 years old) was appointed Chief Operating Officer of THCR effective June 13, 2000, at which time he was also appointed President and Chief Executive Officer of each of Taj Associates, Plaza Associates, the Partnership and Trump Indiana. Mr. Brown served as President and Chief Operating Officer of Taj Associates since January 2000. Mr. Brown was President and Chief Operating Officer of the Partnership from November 1997 until his transfer to Taj Associates and Executive Vice President of Operations of the Partnership from July 1995 until November 1997 and was Vice President of TCHI until his transfer to Taj Associates. From 1993 until 1995, Mr. Brown served as Senior Vice President of Eastern Operations for Caesars World Marketing Corporation, National and International Divisions. Prior to that, Mr. Brown served as Vice President of Casino Operations at the Taj Mahal from 1989 until 1993. From 1979 until 1989, Mr. Brown worked for Resorts International Hotel Casino departing as Casino Shift Manager.

Robert M. Pickus (48 years old) has served as a director of TCHI since October 1995 and as Secretary of TCHI and Funding since April 1998. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of the Partnership since February 1995, Secretary of the Partnership since February 1996 and a member of the Board of Partner Representatives of the Partnership from October 1995 until the consummation o the TCH Note Offering. Mr. Pickus has been Executive Vice President, General Counsel and Secretary of THCR since its formation in 1995. He has also been the Executive Vice President of Corporate and Legal Affairs of Plaza Associates since February 1995. Since April 2000, Mr. Pickus has been serving as the Executive Vice President and General Counsel of each of THCR Holdings and Trump AC, and as the President of TCS. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of Plaza Associates. Mr. Pickus served as the Assistant Secretary of Trump AC Holding from April 1994 until February 1998. Since

February 1998, Mr. Pickus has served as the Secretary of Trump AC Holding. Mr. Pickus has been the Secretary and a director of Trump AC Funding since its formation in January 1996, and the Secretary and a director of Funding II and Funding III since their formation in November 1997. Mr. Pickus has been the Vice President and Secretary of Plaza Funding since its inception in March 1986. Mr. Pickus has been the Executive Vice President and Secretary of Trump Indiana since its inception in December 1992. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995, and a Director of THCR Holding Corp. and THCR/LP from November 1995 through May 2000. Mr. Pickus has been the Secretary of THCR Holding Corp. since January 1997 and the Secretary and Vice President of THCR/LP since June 2000. He was the Senior Vice President and Secretary of Funding from June 1988 to December 1993 and General Counsel of the Partnership from June 1985 to December 1993. Mr. Pickus served as the Assistant Secretary of TACC until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of TACC. Mr. Pickus was also Secretary of TCHI from October 1991 until December 1993. Mr. Pickus has been the Vice President, Secretary and Director of THCR Enterprises since January 1997, and has been Executive Vice President of TCS since its inception in June 1996 and was President from November 1998 to June 2000. He has been admitted to practice law in the states of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

Francis X. McCarthy, Jr. (50 years old) has served as the Chief Financial Officer, Chief Accounting Officer and Assistant Treasurer of Funding since August 2000 and the Chief Financial Officer of the Partnership since August 2000. Mr. McCarthy has served as Executive Vice President of Corporate Finance and Chief Financial Officer of THCR, THCR Holdings and THCR Funding since September 1998. Mr. McCarthy has been the Chief Financial Officer of Trump AC, Trump AC Funding, Funding II and Funding III since September 1998. Mr. McCarthy has been the Executive Vice President of Corporate Finance of TCS since October 1996. Mr. McCarthy was Vice President of Finance and Accounting of Trump Plaza GP from October 1992 until June 1993, Senior Vice President of Finance and Administration of Plaza Associates from August 1990 to June 1994 and Executive Vice President of Finance and Administration of Plaza Associates from June 1994 to October 1996. Mr. McCarthy previously served in a variety of financial positions for Greate Bay Hotel and Casino, Inc. from June 1980 through August 1990.

John P. Burke (55 years old) has been the Corporate Treasurer of the Partnership since October 1991, the Vice President of the Partnership, Funding and TCHI since December 1993, the Treasurer of TCHI since April 1998, and a member of the Board of Partner Representatives of the Partnership from March 1997 until the consummation of the TCH Note Offering. Mr. Burke served as the Senior Vice President of Corporate Finance of THCR from January 1996 to June 1997. Mr. Burke served as the Senior Vice President of THCR, THCR Holdings and THCR Funding from June 1997 to January 1999. Mr. Burke has served as Executive Vice President of THCR, THCR Holdings, THCR Funding and Trump AC since January 1999. Mr. Burke has been the Corporate Treasurer of THCR, THCR Holdings and THCR Funding since their formation in 1995. He has also been Corporate Treasurer of Plaza Associates and Taj Associates since October 1991. Mr. Burke has been the Treasurer of Trump Indiana since its formation. Mr. Burke has been Treasurer of Trump AC Funding since its formation in January 1996 and Treasurer of Funding II and Funding III since their formation in November 1997. Mr. Burke has been Treasurer of TACC since February 1998. Mr. Burke was a Director of THCR/LP and THCR Holding Corp. from October 1991 to April 1996 and was Vice President of THCR/LP until June 1995. Mr. Burke has served as the Assistant Treasurer of THCR Holding Corp. and THCR/LP since February 1998. Mr. Burke has been the Vice President of TCI-II since December 1993, and the Vice President-Finance of The Trump Organization since September 1990. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America from April 1989 through September 1990. Mr. Burke has been the Vice President and Treasurer of THCR Enterprises since January 1997.

Paul R. Ryan (47 years old) has been serving as the Chief Operating Officer of Marina Associates since October 2002. Mr. Ryan served as Vice President of Hotel Operations of Marina Associates from March 1997 to January 2000. From January 2000 to October 2002, Mr. Ryan served in various capacities with Trump Taj Mahal Associates, including as the Senior Vice President of Hotel Operations from January 2000 to July 2000 and Executive Vice President of Hotel/Food & Beverage Operations from July 2000 to October 2002.

Daniel M. McFadden (37 years old) has served as the Vice President of Finance of the Partnership since September 2001. Mr. McFadden previously served as Director of Finance since joining the Partnership in

November 1998. Prior to joining the Partnership, Mr. McFadden served Trump Taj Mahal Associates and Trump Casino Services, LLC in various financial positions since December 1989.

Each person listed above has been licensed or found qualified by the CCC.

Code of Ethics

In January 2003, the Board of Directors of the Registrants’ parent company, THCR, adopted a Code of Ethics that applies to its and our executive officers, including, among others, our chief executive officers and senior financial officers. The Code is intended to qualify as a “code of ethics” as defined by the SEC’s Sarbanes-Oxley Act of 2002, and is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting to an appropriate person and persons identified in the Code of violations of the Code; and

•	accountability for adherence to the Code.

We have filed the Code as an exhibit to this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

Executive officers of Trump Marina, Inc. and Castle Funding do not receive any additional compensation for serving in such capacity. In addition, the Partnership, Trump Marina, Inc. and Castle Funding do not offer their executive officers stock option or stock appreciation right plans, long-term incentive plans or defined benefit pension plans.

Summary Compensation Table

The following table sets forth compensation paid or accrued during the years ended December 31, 2002, 2001 and 2000 to the Chairman of the Partnership’s Board of Representatives, the Chief Executive Officer of the Partnership, the current Chief Operating Officer of the Partnership and the former Current Operating Officer of the Partnership who served as such during the fiscal year ended 2002 and each of the four highly compensated executive officers of the Partnership whose salary and bonus exceeded $100,000 for the year ended December 31, 2002 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	All Other Compensation

Donald J. Trump	2002	$—	$—	$3,454,000	(1)
–Chairman of the Board of Representatives	2001	$—	$—	$2,207,000	(1)
	2000	$—	$—	$2,306,000	(1)

Mark A. Brown	2002	$—	$—	$—
–President and Chief Executive Officer	2001	$—	$—	$—
	2000	$18,947	$—	$568	(2)

Paul R. Ryan	2002	$56,283	$100,000	$—
–President and Chief Operating Officer (3)	2001	$—	$—	$—
	2000	$17,005	$25,000	$510

Lawrence J. Mullin	2002	$392,221	$—	$5,500	(2)
–Former President and	2001	$396,337	$—	$4,739	(2)
Chief Operating Officer (4)	2000	$159,149	$25,000	$4,500	(2)

Daniel M. McFadden	2002	$105,653	$25,000	$3,170	(2)
–Vice President of Finance	2001	$88,356	$—	$2,651	(2)
	2000	$77,784	$10,000	$2,334	(2)

(1)	Represents amounts recorded in consideration for services rendered to the Partnership by Trump Casinos II, Inc., an affiliate of Donald J. Trump, pursuant to the Castle Services Agreement (as defined herein). The Castle Services Agreement was terminated in connection with the TCH Note Offering.
(2)	Represents vested and unvested contributions made by the Partnership to the Trump Capital Accumulation Plan. Funds accumulated for an employee under these plans consisting of a certain percentage of the employee’s compensation plus the employer matching contributions equaling 50.0% of the participant’s contributions, are retained until termination of employment, attainment of age 59-1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.
(3)	Mr. Ryan commenced serving as the Chief Operating Officer of the Partnership in October 2002.
(4)	Mr. Mullin terminated his employment with the Partnership effective October 2002.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Mark A. Brown. Mr. Brown serves as the President and Chief Executive Officer of the Partnership, Trump Taj Mahal Associates, Trump Plaza Associates and Trump Indiana, Inc. (collectively referred to as the Trump Entities) pursuant to an employment agreement, dated August 2, 2000, or the Brown Employment Agreement, by and among Mr. Brown and the Trump Entities. The Brown Employment Agreement, the term of which was effective as of July 1, 2000 and was extended on December 11, 2002 to expire on December 31, 2006, provides for an annual salary of (i) $1.5 million for the 12-month period commencing January 1, 2003; (ii) $1.6 million for the 12-month period commencing January 1, 2004; (iii) $1.7 million for the 12-month period commencing January 1, 2005 and (iv) $1.8 million for the 12-month period commencing January 1, 2006. The Brown Employment Agreement may be terminated by the Trump Entities for “Cause,” defined in the Brown Employment Agreement as (i) the revocation of Mr. Brown’s casino key employee license, (ii) Mr. Brown’s conviction for certain crimes, (iii) Mr. Brown’s disability or death or (iv) Mr. Brown’s breach of loyalty to the Trump Entities. Upon termination for “Cause,” Mr. Brown is entitled to receive compensation earned as of the date of termination; provided, however, that if Mr. Brown’s employment is terminated due to Mr. Brown’s disability or death, Mr. Brown or his estate, as the case may be, will be entitled to a lump sum severance payment equal to six months’ compensation based on his then current salary. Mr. Brown may terminate the Brown Employment Agreement at any time following a “Change of Control,” effective on the 30th day after such effective notice, and Mr. Brown shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Brown Employment Agreement. “Change of Control” is defined in the Brown Employment Agreement as (i) the acquisition of (x) the Trump Entities or (y) more than thirty-five percent (35.0%) of THCR’s common stock, or equivalent limited partnership interests, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of Trump Entities. Also, in the event Mr. Brown is transferred to a position located outside of Atlantic City, New Jersey, Mr. Brown shall have the right to terminate the Brown Employment Agreement within seven days of the occurrence of such transfer and shall be entitled to receive a severance payment equal to three months’ compensation based on his then current salary. During the term of the Brown Employment Agreement, Mr. Brown has agreed not to obtain employment for or on behalf of any other casino hotel located in Atlantic City, New Jersey.

Paul R. Ryan. Mr. Ryan serves as the Chief Operating Officer of Trump Marina pursuant to an employment agreement, dated October 9, 2002, or the Ryan Employment Agreement. Pursuant to the Ryan Employment Agreement, Mr. Ryan is paid an annual base salary of $290,000 per year plus executive comping privileges available to similarly situated executives. The Ryan Employment Agreement expires on July 31, 2005, unless terminated earlier by Mr. Ryan or the Partnership. Mr. Ryan has agreed that throughout the term of the Ryan Employment Agreement, he shall devote his full time, attention and efforts to the Partnership and shall not, directly or indirectly, work for, consult with or otherwise engage in any other activities of a business nature for any other person or entity, without the Partnership’s prior written consent. In the event the Ryan Employment Agreement is terminated by Mr. Ryan or the Partnership for any reason, Mr. Ryan has agreed that for a period of six months after such termination, he will not accept employment, either as an employee, consultant or independent contractor, with or on behalf of any Atlantic City casino licensee or casino license applicant; provided, however, Mr. Ryan may work at another casino property in Atlantic City owned by THCR. Mr. Ryan has also agreed that for a period of six months following the expiration or termination, as the case may be, of the Ryan Employment Agreement, Mr. Ryan will not solicit or contact, directly or indirectly, any customers met, serviced, developed or continued to develop during his tenure with the Partnership nor will he solicit or otherwise discuss employment, directly or indirectly, with any employees of the Partnership or any of its related or affiliated companies. The Ryan Employment Agreement may be terminated by the Partnership for “Cause,” defined in the Ryan Employment Agreement as (i) Mr. Ryan’s breach of the Ryan Employment Agreement or of any employee conduct rules; (ii) Mr. Ryan’s refusal to perform his duties under the Ryan Employment Agreement; (iii) the failure to reach performance goals established by the Partnership; (iv) any act which in the Partnership’s sole opinion would adversely reflect upon the Partnership or would impair Mr. Ryan’s ability to effectively perform his duties under the Ryan Employment Agreement; (v) alcohol or drug addiction; or (vi) Mr. Ryan’s disability or death. In the event of such earlier termination, the Partnership shall pay Mr. Ryan his salary earned to the date of termination and shall have no further liability or obligation to Mr. Ryan under the Ryan Employment Agreement. Also, the Partnership may terminate the Ryan Employment Agreement for no cause in its sole discretion immediately upon notice to Mr. Ryan. In such event, Mr. Ryan shall be paid his then current salary for the lesser of six months or the number of months then remaining under the Ryan Employment Agreement. Unless extended past the expiration date of the Ryan Employment Agreement, Mr. Ryan’s employment shall continue on an “at-will” basis.

Lawrence J. Mullin.    Mr. Mullin served as the Partnership’s Chief Operating Officer pursuant to an employment agreement, as amended in January 2000 (the “Mullin Employment Agreement”). The Mullin Employment Agreement was to expire on January 2, 2003 and provided for an annual base salary of (i) $350,000 in 2000, (ii) $400,000 in 2001 and (iii) $450,000 in 2002, plus a discretionary bonus. Mr. Mullin terminated the Mullin Employment Agreement in October 2002.

Daniel M. McFadden.    Mr. McFadden serves as the Vice President of Finance of the Partnership pursuant to an employment agreement, dated October 15, 2002, or the McFadden Employment Agreement. Pursuant to the McFadden Employment Agreement, Mr. McFadden is paid an annual base salary of $115,000 per year plus executive comping privileges available to similarly situated executives. The McFadden Employment Agreement expires on July 31, 2005, unless terminated earlier by Mr. McFadden or the Partnership. Mr. McFadden has agreed that throughout the term of the McFadden Employment Agreement, he shall devote his full time, attention and efforts to the Partnership and shall not, directly or indirectly, work for, consult with or otherwise engage in any other activities of a business nature for any other person or entity, without the Partnership’s prior written consent. In the event the McFadden Employment Agreement is terminated by Mr. McFadden or the Partnership for any reason, Mr. McFadden has agreed that for a period of six months after such termination, he will not accept employment, either as an employee, consultant or independent contractor, with or on behalf of any Atlantic City casino licensee or casino license applicant; provided, however, Mr. McFadden may work at another casino property in Atlantic City owned by THCR. Mr. McFadden has also agreed that for a period of six months following the expiration or termination, as the case may be, of the McFadden Employment Agreement, Mr. McFadden will not solicit or contact, directly or indirectly, any customers met, serviced, developed or continued to develop during his tenure with the Partnership nor will he solicit or otherwise discuss employment, directly or indirectly, with any employees of the Partnership or any of its related or affiliated companies. The McFadden Employment Agreement may be terminated by the Partnership for “Cause,” defined in the McFadden Employment Agreement as (i) Mr. McFadden’s breach of the McFadden Employment Agreement or of any employee conduct rules; (ii) Mr. McFadden’s refusal to perform his duties under the McFadden Employment Agreement; (iii) the failure to reach performance goals established by the Partnership; (iv) any act which in the Partnership’s sole opinion would adversely reflect upon the Partnership or would impair Mr. McFadden’s ability to effectively perform his duties under the McFadden Employment Agreement; (v) alcohol or drug addiction; or (vi) Mr. McFadden’s disability or death. In the event of such earlier termination, the Partnership shall pay Mr. McFadden his salary earned to the date of termination and shall have no further liability or obligation to Mr. McFadden under the McFadden Employment Agreement. Also, the Partnership may terminate the McFadden Employment Agreement for no cause in its sole discretion immediately upon notice to Mr. McFadden. In such event, Mr. McFadden shall be paid his then current salary for the lesser of six months or the number of months then remaining under the McFadden Employment Agreement. Unless extended past the expiration date of the McFadden Employment Agreement, Mr. McFadden’s employment shall continue on an “at-will” basis.

Compensation of the Board of Directors

Each member of the Board of Partner Representative of the Partnership (other than Messrs. Trump, Pickus and Burke) received (i) an annual stipend of $50,000, (ii) $2,500 per meeting attended and (iii) reasonable out-of-pocket expenses incurred in attending any meeting of the Board of Partner Representatives. Upon the consummation of the TCH Note Offering, the Board of Partner Representatives was disbanded and replaced by the Board of Directors of Trump Marina, Inc. (the Partnership’s general partner).

Financial Expert

THCR’s Board of Directors has determined that Mr. Askins, an independent director of THCR, is a “financial expert” (as defined by Section 407 of the Sarbanes-Oxley Act of 2002). Mr. Askins serves on THCR’s Board of Directors as well as its Audit Committee, Stock Incentive Plan Committee, Special Committee and Compensation Committee. Upon the consummation of the TCH Note Offering, the Board of Directors of Trump Marina Inc. replaced the Partnership’s Board of Partner Representatives.

Compensation Committee Interlocks and Insider Participation

In general, the compensation of executive officers of the Partnership had been determined by the Partnership’s Board of Partner Representatives. Executive officers of Castle Funding do not receive any additional compensation for serving in such capacity.

During 2002, we and our subsidiaries were involved in several transactions, or series of similar transactions, in which the amount exceeds $60,000 and in which Mr. Trump had or will have a direct or indirect material interest. Below is a brief description of such transactions. See “Certain Relationships and Related Transactions.”

•	Use of Trump’s Facilities. Beginning in late 1997, we began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities enhances the Partnership’s revenues. In 2002, we paid an aggregate amount of $10,000 in consideration for the use of these facilities. Also, in exchange for having Mr. Trump’s airplane available to customers of Trump Marina, the Partnership incurred pilot costs of approximately $76,000 for the year ended December 31, 2002. In addition, we incurred approximately $121,000 in travel related expenses related to refinancing efforts which the Partnership decided not to pursue (See Note 6 to Financial Statements).

•	Castle Services Agreement. Pursuant to a services agreement, dated December 28, 1993, or the Castle Services Agreement, between the Partnership and Trump Casinos II, Inc., or TCI-II, an entity wholly-owned by Mr. Trump, Mr. Trump provided consulting services to the Partnership. Under the Castle Services Agreement, the Partnership was required to pay TCI-II an annual fee of $1.5 million for each year in which EBITDA exceeded $50.0 million. If EBITDA in any fiscal year did not exceed such amount, no annual fee was due. In addition to the annual fee, TCI-II was entitled to receive an incentive fee in an amount equal to 10.0% of EBITDA in excess of $45.0 million for such fiscal year. Pursuant to the Castle Services Agreement, Mr. Trump earned approximately $3.5 million, based on the Partnership’s EBITDA for the year ended December 31, 2002. In connection with the TCH Note Offering, Mr. Trump has agreed to terminate the Castle Services Agreement.

•	Trademark License Agreement. Subject to certain restrictions, THCR^ has the exclusive world-wide right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to a trademark license agreement, dated June 12, 1995, and the amendments thereto, between Mr. Trump, as licensor, and THCR, as licensee. In 2002, no money was paid to Mr. Trump under the trademark license agreement. Under the trademark license agreement, THCR and Mr. Trump have agreed to indemnify each other against any damages, liability, costs, claims, fees, obligations or expenses, including reasonable attorney’s fees and expenses incurred in defense of any action under the trademark license agreement, provided, however, that the obligation to indemnify and hold the other party harmless shall not include any losses arising out of gross negligence, bad faith or willful misconduct of the other party. See “Business; Certain Agreements; Trademark License Agreement.”

•

Other Relationships.    Donald J. Trump, Robert M. Pickus and John P. Burke are executive officers of the Registrants and Messrs. Pickus and Burke served on the Partnership’s Board of Partner Representatives and Trump Marina, Inc.’s Board of Directors. Messrs. Trump, Pickus and Burke are also executive officers of THCR, THCR Holdings and its subsidiaries. Mr. Trump is the Chairman of the Board of Directors of THCR and of each of its subsidiaries. Mr. Pickus serves on the Boards of Directors of several of THCR’s subsidiaries. We believe that such relationships have not affected the compensation decisions made by the Partnership’s Board of Partner Representatives in the last fiscal year. Messrs. Pickus and Burke are compensated for their services through the Casino Services Agreement. See “Business; Certain Agreements; Casino Services Agreement.” Mr. Trump was compensated pursuant to the Castle Services Agreement which was terminated upon the consummation of the TCH Note Offering.

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below reflects the ownership of Castle Funding’s and of Trump Marina, Inc.’s outstanding voting securities as of March 31, 2003.

Total or Class	Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock, no par value, of Trump’s Castle Funding, Inc.	Trump Marine Associates, L.P. Huron Avenue and Brigantine Blvd. Atlantic City, New Jersey 08401	200 shares	100%

Common Stock, no par value, of Trump Marina, Inc.	Trump Casino Holdings, LLC 1000 Boardwalk Atlantic City, New Jersey 08401	100 shares	100%

Trump Marina, Inc. owns a 1.0% general partnership interest in the Partnership. TCH owns a 99% limited partnership interest in the Partnership. In connection with the TCH Note Offering, the Partnership and Trump Marina, Inc. became wholly-owned subsidiaries of TCH.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Affiliate party transactions have historically been governed by the indentures pursuant to which the Mortgage Notes and PIK Notes have been issued and the credit agreement pertaining to the Bank Credit Facility. Such indebtedness was redeemed and/or repaid with the net proceeds of the TCH Note Offering.

Trump and certain affiliates have engaged in certain related party transactions with respect to the Partnership. See “Executive Compensation; Compensation Committee Interlocks and Insider Participation.”

In March 2000, the Board of Directors of THCR authorized and directed THCR to cause the Partnership to enter into indemnification agreements with each of the Directors of TCHR in connection with the performance of their duties as Directors.

ITEM	14. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing of this Annual Report on Form 10-K, the Registrants’ principal executive officer and principal financial officer have concluded that the Registrants’ disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls. There were no specific changes in the Registrants’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM	15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a	)	Financial Statements. See the Index immediately following the signature page.

(b	)	Reports on Form 8-K. The Registrants did not file any Current Reports on Form 8-K for during the fourth quarter of 2002.

(c	)

Exhibits.    All exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Securities and Exchange Commission.

Exhibit No.

3	(1)	Amended and Restated Certificate of Incorporation of Trump’s Castle Funding, Inc.

3.1	(1)	Bylaws of Trump’s Castle Funding, Inc.

3.7.3	(12)	Third Amended and Restated Partnership Agreement of Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.) dated as of October 7, 1996.

3.8	(15)	Restated Certificate of Incorporation of Trump Marina, Inc. (f/k/a Trump’s Castle Hotel & Casino, Inc.).

3.9	(15)	Bylaws of Trump Marina, Inc. (f/k/a Trump’s Castle Hotel & Casino, Inc.).

4.11	(2)	Indenture, among Trump’s Castle Funding, Inc. as issuer, Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.), as guarantor, and the Mortgage Note Trustee, as trustee.

4.12	(2)	Indenture of Mortgage between Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.), as Mortgagor, and Funding, as Mortgagee.

4.13	(2)	Assignment Agreement between Trump’s Castle Funding, Inc. and the Mortgage Note Trustee.

4.14	(2)	Partnership Note of Trump Marina Associates, L.P.(f/k/a Trump’s Castle Associates, L.P.).

4.15		Form of Mortgage Note (included in Exhibit 4.11).

4.16		Form of Partnership Guarantee (included in Exhibit 4.11).

4.17	(2)	Indenture between Trump’s Castle Funding, Inc., as issuer, Trump Marina Associates, L.P.(f/k/a Trump’s Castle Associates, L.P.), as guarantor, and the PIK Note Trustee, as trustee.

4.18	(2)	Pledge Agreement between Trump’s Castle Funding, Inc. and the PIK Note Trustee.

4.19	(2)	Subordinated Partnership Note.

4.20		Form of PIK Note (included in Exhibit 4.17).

4.21		Form of Subordinated Partnership Guarantee (included in Exhibit 4.17).

4.28	(2)	Guarantee Mortgage.

4.29	(2)	Senior Partnership Note.

4.30	(2)

Indenture of Mortgage and Security Agreement between Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.) as mortgagor/debtor and the Senior Note Trustee as mortgagee/secured party (Senior Guarantee Mortgage).

4.31	(2)	Assignment Agreement between Trump’s Castle Funding, Inc., as assignor, and the Senior Note Trustee, as assignee (Senior Assignment Agreement).

4.37	(14)

Intercreditor Agreement, dated as of April 17, 1998, by and among Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.), Trump’s Castle Funding, Inc., Trump Marina, Inc. (f/k/a Trump’s Castle Hotel & Casino, Inc.) and U.S. Bank National Association.

4.38	(14)

Indenture of Mortgage and Security Agreement, dated as of April 17, 1998, between Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.), as Mortgagor/Debtor, and Trump’s CastleFunding, Inc., as Mortgagee/Secured Party.

4.39	(14)

Indenture of Mortgage and Security Agreement, dated as of April 17, 1998, between Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.), as Mortgagor/Debtor, and U.S. Bank National Association, as Mortgagee/Secured Party.

4.40	(14)	Senior Assignment Agreement, dated as of April 17, 1998, by Trump’s Castle Funding, Inc., as Assignor, to U.S. Bank National Association, as Assignee.

4.41	(14)

Indenture of Mortgage and Security Agreement, dated as of April 17, 1998, between Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.), as Mortgagor/Debtor, and Trump Marina, Inc. (f/k/a Trump’s Castle Hotel & Casino, Inc.), as Mortgagee/Secured Party.

4.42	(14)

Indenture of Mortgage and Security Agreement, dated as of April 17, 1998, between Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.), as Mortgagor/Debtor, and U.S. Bank National Association, as Mortgagee/Secured Party.

4.43	(14)	Senior Assignment Agreement, dated as of April 17, 1998, by Trump Marina, Inc. (f/k/a Trump’s Castle Hotel & Casino, Inc.), as Assignor, to U.S. Bank National Association, as Assignee.

10.19	(3)

Lease Agreement by and between State of New Jersey acting through its Department of Environmental Protection, Division of Parks and Forests, as landlord, and Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.), as tenant, dated September 1, 1990.

10.27	(1)	Castle Services Agreement.

10.34	(7)	Amended and Restated Credit Agreement, dated as of December 28, 1993, among Midlantic, Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.) and Trump’s Castle Funding, Inc.

10.35	(7)	Amendment No. 1 to Amended and Restated Indenture of Mortgage, between Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.), as Mortgagor, and Midlantic, as Mortgagee.

10.36	(7)	Amended and Restated Indenture of Mortgage, between Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.), as Mortgagor, and Midlantic, as Mortgagee, dated as of May 29, 1992.

10.37	(7)	Amendment No. 1 to Amended and Restated Assignment of Leases and Rents, between Trump Marina Associates, L.P., (f/k/a Trump’s Castle Associates, L.P.), as assignor, and Midlantic, as assignee.

10.38	(7)	Amended and Restated Assignment of Leases and Rents, between Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.), as assignor, and Midlantic, as assignee, dated as of May 29, 1992.

10.39	(7)	Amendment No. 1 to Amended and Restated Assignment of Operating Assets, between Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.), as assignor and Midlantic, as assignee.

10.40	(7)	Amended and Restated Assignment of Operating Assets, between Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.), as assignor, and Midlantic, as assignee, dated as of May 29, 1992.

10.41	(7)

Intercreditor Agreement, by and among Midlantic, the Senior Note Trustee, the Mortgage Note Trustee, the PIK Note Trustee, Trump’s Castle Funding, Inc. and Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.).

10.43	(9)	Form of Amended and Restated Term Note, dated as of May 28, 1995, between Midlantic Bank, N.A. and Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.).

10.45	(11)*	Employment Agreement dated July 10, 1995, between Mark A. Brown and Trump Marina Associates, L.P.(f/k/a Trump’s Castle Associates, L.P.).

10.45.1	(18)*

Second Amendment, dated August 3, 2000, to the Employment Agreement, dated March 6, 1998, between Mark A. Brown and Trump Marina Associates, L.P.(f/k/a Trump’s Castle Associates, L.P.), as assigned to Trump Taj Mahal Associates and amended effective January 3, 2000.

10.45.2*	Third Amendment, dated December 11, 2002, of the Employment Agreement, dated March 6, 1998, as amended, between Mark A. Brown and Trump Taj Mahal Associates.

10.47(12)

Amended and Restated Services Agreement, dated as of October 23, 1996, by and among Trump Plaza Associates, Trump Taj Mahal Associates, Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.) and Trump Casino Services, L.L.C.

10.49(16)*	Employment Agreement, dated July 24, 1995, as amended, between Lawrence J. Mullin and Trump Marina Associates, L.P. (f/k/a Trump Castle Associates).

10.49.1(17)*	Amendment, dated January 2000, to Employment Agreement between Lawrence J. Mullin and Trump Marina Associates, L.P. (f/k/a Trump Castle Associates).

10.50(19)	Agreement and Plan of Merger, dated as of December 27, 2000, between Trump Taj Mahal Associates and Trump Casino Services, L.L.C.

10.51*	Employment Agreement, dated October 9, 2002, between Paul R. Ryan and Trump Marina Associates, L.P.(f/k/a Trump’s Castle Associates, L.P.).

10.52*	Employment Agreement, dated October 15, 2002, between Daniel M. McFadden and Trump Marina Associates, L.P. (f/k/a Trump Castle Associates).

21 (19)	List of Subsidiaries of Trump Marina Associates, L.P. (f/k/a Trump Castle Associates, L.P.) and Trump’s Castle Funding, Inc.

99.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2.1

Certification of the Principal Financial Officer of Trump Marina, Inc. and Trump Marina Associates, L.P. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2.2	Certification of the Chief Financial Officer of Trump’s Castle Funding, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Code of Ethics

*	Management contract or compensatory plan or arrangement.

(1)

Incorporated herein by reference to the Exhibit to Trump’s Castle Funding, Inc. and Trump Marina Associates, L.P.’s (f/k/a Trump’s Castle Associates, L.P.) Registration Statement on Form S-4, Registration No. 33-68038.

(2)

Incorporated herein by reference to the Exhibit to Amendment No. 5 to the Schedule 13E-3 of TC/GP, Inc. and Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.) File No. 5-36825, filed with the SEC on January on January 11, 1994.

(3)	Incorporated herein by reference to the Exhibit to Trump’s Castle Funding, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1990.

(4)	Incorporated herein by reference to the Exhibit to Trump’s Castle Funding, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(5)	Incorporated herein by reference to the Exhibit to Trump’s Castle Funding, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1991.

(6)	Incorporated herein by reference to the Exhibit to Trump’s Castle Funding, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1986.

(7)

Incorporated herein by reference to the identically numbered Exhibit to Trump’s Castle Funding, Inc.’s Registration Statement on Form S-4, Registration Number 33-52309 filed with the SEC on February 17, 1994.

(8)

Incorporated herein by reference to the identically numbered Exhibit to Trump’s Castle Funding, Inc.’s and Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.). Current Report on Form 8-K dated as of June 23, 1995.

(9)

Incorporated herein by reference to the identically numbered Exhibit to Trump’s Castle Funding, Inc.’s and Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.) Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(10)

Incorporated herein by reference to the identically numbered Exhibit in the Quarterly Report on Form 10-Q of Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc. for the quarter ended June 30, 1995.

(11)

Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump’s Castle Funding, Inc. and Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.) for the year ended December 31, 1995.

(12)

Incorporated herein by reference to the identically numbered Exhibit to Trump’s Castle Funding, Inc.’s and Trump Marina Associates, L.P.’s (f/k/a Trump Castle Associates, L.P.) Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(13)	Incorporated herein by reference to the Exhibit in the Quarterly Report on Form 10-Q of Trump Taj Mahal Funding, Inc. for the quarter ended September 30, 1994.

(14)

Incorporated herein by reference to the identically numbered Exhibit to Trump’s Castle Funding, Inc. and Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.) Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(15)

Incorporated herein by reference to the Exhibit to Trump Marina, Inc. (f/k/a Trump’s Castle Hotel & Casino, Inc.), Trump’s Castle Funding, Inc. and Trump Marina Associates, L.P.’s (f/k/a Trump’s Castle Associates L.P.) Registration Statement on Form S-4, Registration No. 333-56865.

(16)

Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Marina, Inc. (f/k/a Trump’s Castle Hotel & Casino, Inc.), Trump’s Castle Funding, Inc. and Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.) for the year ended December 31, 1998.

(17)

Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Marina, Inc. (f/k/a Trump’s Castle Hotel & Casino, Inc.), Trump’s Castle Funding, Inc. and Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.) for the year ended December 31, 1999.

(18)

Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Marina, Inc. (f/k/a Trump’s Castle Hotel & Casino, Inc.), Trump’s Castle Funding, Inc. and Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.) for the year ended December 31, 2000.

(19)

Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Marina, Inc. (f/k/a Trump’s Castle Hotel & Casino, Inc.), Trump’s Castle Funding, Inc. and Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.) for the year ended December 31, 2001.

(d) Financial Statement Schedules.    See “Financial Statements and Supplementary Data-Index to Financial Statements and Financial Statement Schedules” for a list of the financial statement schedules included in this Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2003.

TRUMP MARINA, INC.

/s/ Donald J. Trump
Donald J. Trump
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Donald J. Trump Donald J. Trump	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 31, 2003

/s/ John P. Burke John P. Burke	Executive Vice President, Corporate Treasurer and Director (principal financial officer)	March 31, 2003

/s/ Robert M. Pickus Robert M. Pickus	Director	March 31, 2003

CERTIFICATION

I, DONALD J. TRUMP, certify that:

1.    I have reviewed this annual report on Form 10-K of Trump Marina, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/s/ DONALD J. TRUMP
Donald J. Trump Chief Executive Officer and President of Trump Marina, Inc

CERTIFICATION

I, JOHN P. BURKE, certify that:

1.    I have reviewed this annual report on Form 10-K of Trump Marina, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/S/ JOHN P. BURKE
John P. Burke Executive Vice President and Corporate Treasurer of Trump Marina, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2003.

TRUMP’S CASTLE FUNDING, INC.

/s/ Donald J. Trump
Donald J. Trump President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the date indicated.

Name	Position	Date

/s/ DONALD J. TRUMP Donald J. Trump	Chairman of the Board, President and Chief Executive Officer (principal executive officer and sole director)	March 31, 2003

/s/ Francis X. McCarthy, Jr. Francis X. McCarthy, Jr.	Chief Financial Officer, Chief Accounting Officer (principal financial officer)	March 31, 2003

CERTIFICATION

I, DONALD J. TRUMP, certify that:

1.	I have reviewed this annual report on Form 10-K of Trump’s Castle Funding, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Donald J. Trump
Donald J. Trump Chief Executive Officer and President of Trump’s Castle Funding, Inc.

CERTIFICATION

I, FRANCIS X. MCCARTHY, JR., certify that:

1.	I have reviewed this annual report on Form 10-K of Trump’s Castle Funding, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Francis X. McCarthy, Jr.
Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer of Trump’s Castle Funding, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2003.

TRUMP MARINA ASSOCIATES, L.P.

By:	Trump Marina, Inc., its General Partner

/s/ Donald J. Trump Donald J. Trump President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the date indicated.

Name	Position	Date

/s/ Donald J. Trump Donald J. Trump	Chairman of the Board of General Partner, President and Chief Executive Officer (principal executive officer)	March 31, 2003

/s/ John P. Burke John P. Burke	Executive Vice President, Corporate Treasurer and Director of General Partner (principal financial officer)	March 31, 2003

/s/ Robert M. Pickus Robert M. Pickus	Director of General Partner	March 31, 2003

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act. The Registrants have not sent (and do not intend to send) an annual report to security holders covering the Registrants’ last fiscal year and have not sent (and do not intend to send) a proxy statement, form of proxy or other proxy soliciting materials to security holders.

CERTIFICATION

I, DONALD J. TRUMP, certify that:

1.    I have reviewed this annual report on Form 10-K of Trump Marina Associates, L.P.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/s/ DONALD J. TRUMP
Donald J. Trump Chief Executive Officer and President of Trump Marina, Inc., the general partner of Trump Marina Associates, L.P

CERTIFICATION

I, JOHN P. BURKE, certify that:

1.    I have reviewed this annual report on Form 10-K of Trump Marina Associates, L.P.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/s/ JOHN P. BURKE
John P. Burke Executive Vice President and Corporate Treasurer of Trump Marina, Inc., the general partner of Trump Marina Associates, L.P.

Other Schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

Partners

Trump’s Castle Associates, L.P. and Subsidiary

We have audited the accompanying consolidated balance sheet of Trump’s Castle Associates, L.P. and Subsidiary as of December 31, 2002 and the related consolidated statements of operations, partners’ capital, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index to the financial statements. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of Trump’s Castle Associates, L.P. and Subsidiary as of December 31, 2001, and for each of the two years in the period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and schedule in their report dated March 13, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report dated January 14, 2003, which included an explanatory paragraph regarding the Partnership’s ability to continue as a going concern, the Partnership, as discussed in Note 12, refinanced approximately $312 million of long-term indebtedness which extended the maturity of this indebtedness from 2003 to 2010. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Castle Associates, L.P. and Subsidiary at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

January 14, 2003, except for the first and

eighth paragraph of Note 3, the second

paragraph of Note 4, and Note 12, as to

which the date is March 25, 2003

THE FOLLOWING REPORT OF ARTHUR ANDERSEN, LLP IS A COPY OF A PREVIOUSLY ISSUED REPORT THAT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN, LLP. THE REPORT OF ERNST & YOUNG, LLP INCLUDED IN THIS FORM 10-K RELATES TO THE YEAR ENDED DECEMBER 31, 2002. CONSEQUENTLY, FOR THE PURPOSES OF THIS FORM 10-K THE FOLLOWING REPORT OF ARTHUR ANDERSEN, LLP, WHICH IS THE MOST RECENTLY ISSUED REPORT, RELATES ONLY TO THE YEARS ENDED DECEMBER 31, 2001 AND 2000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump’s Castle Associates, L.P. and Subsidiary:

We have audited the accompanying consolidated balance sheets of Trump’s Castle Associates, L.P. (a New Jersey limited partnership) and Subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and schedule referred to below are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump’s Castle Associates, L.P. and Subsidiary as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purposes of forming an opinion on basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for the purpose of complying with the Securities and Exchange Commission’s rule and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Roseland, New Jersey

March 13, 2002

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2001	December 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,074	$25,766
Trade receivables, less allowance for doubtful accounts of $2,852 and $2,475, respectively	12,023	8,652
Other receivables	941	1,065
Inventories	2,801	2,850
Prepaid expenses and other current assets	1,856	2,766

Total current assets	39,695	41,099

PROPERTY AND EQUIPMENT
Land and land improvements	92,379	92,379
Buildings and building improvements	409,324	410,310
Furniture, fixtures and equipment	51,717	61,803
Construction in progress	3,779	6,639

	557,199	571,131
Less-Accumulated depreciation and amortization	88,387	108,571

	468,812	462,560

OTHER ASSETS	11,503	11,399

Total assets	$520,010	$515,058

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES
Current maturities of long-term debt	$4,385	$4,169
Trade accounts payable	10,630	7,588
Due to affiliates	8,184	4,381
Accrued payroll and related expenses	6,451	6,927
Accrued interest payable	4,701	3,773
Self insurance reserves	3,258	2,704
Other	9,009	10,950

Total current liabilities	46,618	40,492
LONG-TERM DEBT, LESS CURRENT MATURITIES	433,176	464,561
OTHER LONG-TERM LIABILITIES	6,353	5,974

Total liabilities	486,147	511,027

PARTNERS’ CAPITAL
Contributed capital	175,395	175,395
Accumulated deficit	(141,532)	(171,364)

Total partners’ capital	33,863	4,031

Total liabilities and partners’ capital	$520,010	$515,058

See accompanying notes.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the Years Ended December 31,
	2000	2001	2002
REVENUES
Gaming	$267,377	$266,493	$281,898
Rooms	17,640	18,280	18,504
Food and beverage	33,804	31,700	32,710
Other	10,124	10,419	10,425

Gross revenues	328,945	326,892	343,537
Less-Promotional allowances	69,881	73,973	73,288

Net revenues	259,064	252,919	270,249

COSTS AND EXPENSES
Gaming	128,232	124,322	127,417
Rooms	4,272	3,572	4,541
Food and beverage	10,927	10,154	10,435
General and administrative	68,557	66,445	70,529
Debt renegotiation costs	–	–	1,345
Depreciation and amortization	17,381	17,831	21,356

	229,369	222,324	235,623

Income from operations	29,695	30,595	34,626
INTEREST INCOME	1,490	609	316
INTEREST EXPENSE	(56,775)	(60,056)	(63,574)

Loss before income taxes	(25,590)	(28,852)	(28,632)
Provision for income taxes	–	–	(1,200)

Net loss	$(25,590)	$(28,852)	$(29,832)

See accompanying notes

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

	Contributed Capital	Accumulated Deficit	Total
Balance at December 31, 1999	$175,395	$(87,090)	$88,305

Net loss	—	(25,590)	(25,590)

Balance at December 31, 2000	175,395	(112,680)	62,715

Net loss	—	(28,852)	(28,852)

Balance at December 31, 2001	175,395	(141,532)	33,863

Net loss	—	(29,832)	(29,832)

Balance at December 31, 2002	$175,395	$(171,364)	$4,031

See accompanying notes.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,590)	$(28,852)	$(29,832)
Adjustments to reconcile net loss to net cash flows provided by operating activities—
Depreciation and amortization	17,381	17,831	21,356
Issuance of PIK debt in satisfaction of accrued interest	15,188	17,368	17,805
Accretion of bond discount	5,122	5,981	6,985
Provision of losses on receivables	1,318	1,313	2,100
Valuation allowance—CRDA investments	3,680	1,432	3,762
(Increase) decrease in receivables	(5,275)	307	1,147
Decrease (increase) in inventories	167	324	(49)
(Increase) decrease in prepaid expenses and other current assets	(186)	155	(910)
Decrease (increase) in other assets	956	844	(272)
Decrease in due to affiliates	(3,373)	(9,127)	(4,022)
Increase (decrease) in current liabilities	264	2,337	(3,970)
Increase in other long-term liabilities	17	69	1,932

Net cash flows provided by operating activities	9,669	9,982	16,032

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(5,114)	(3,979)	(5,468)
Purchases of CRDA investments	(3,347)	(3,388)	(3,486)

Net cash flows used in investing activities	(8,461)	(7,367)	(8,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other borrowings	(1,385)	(1,777)	(71,856)
Proceeds of other borrowings	—	—	70,000
Cost of issuing debt	—	—	(1,530)

Net cash flows used in financing activities	(1,385)	(1,777)	(3,386)

Net (decrease) increase in cash and cash equivalents	(177)	838	3,692

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	21,413	21,236	22,074

CASH AND CASH EQUIVALENTS AT END OF YEAR	$21,236	$22,074	$25,766

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$36,142	$36,372	$38,737

Cash paid for income taxes	$—	$—	$75

Purchase of equipment under capitalized lease obligations	$1,383	$5,340	$8,235

See accompanying notes.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Operations

The accompanying consolidated financial statements include those of Trump’s Castle Associates, L.P., a New Jersey limited partnership (the “Partnership”), and its wholly owned subsidiary, Trump’s Castle Funding, Inc., a New Jersey corporation (“Funding”). The Partnership is 99.0% owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”) and 1.0% by Trump’s Castle Hotel & Casino, Inc., a New Jersey corporation (“TCHI”). TCHI is wholly owned by THCR Holdings, and THCR Holdings is currently owned 63.4% by Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”) and 36.6% by Donald J. Trump (“Trump”). THCR and THCR Holdings are reporting companies under the Securities Exchange Act of 1934, as amended.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The Partnership operates the Trump Marina Hotel Casino (“Trump Marina”), a casino hotel located in the marina district of Atlantic City, New Jersey (the “Marina District”). Trump Marina’s revenues are derived primarily from its gaming operations. Competition in the Atlantic City gaming market is intense, and the Partnership believes that this competition, along with potential competition from other jurisdictions, will continue to intensify due to the scheduled opening of a new casino hotel during 2003 and other potential future expansion in Atlantic City and other nearby jurisdictions.

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

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Promotional Allowances

Gross revenues include the retail value of the complimentary food, beverage and hotel services provided to patrons. The retail value of these promotional allowances is deducted from gross revenues to arrive at net revenues. The costs of such complimentaries have been included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of:

	For the Years Ended December 31,
	2000	2001	2002
Rooms	$10,123,000	$10,177,000	$9,254,000
Food and Beverage	20,976,000	20,103,000	19,793,000
Other	3,061,000	2,269,000	811,000

	$34,160,000	$32,549,000	$29,858,000

Promotional allowances also include volume based cash rebates and coin given to patrons.

Income Taxes

The accompanying consolidated financial statements do not include a provision for federal income taxes of the Partnership, since any income or losses allocated to the partners are reportable for federal income tax purposes by the partners.

Under the New Jersey Casino Control Act (the “Casino Control Act”) and the regulations promulgated thereunder, the Partnership and Funding are required to file a consolidated New Jersey corporation business tax return.

As of December 31, 2002, the Partnership had New Jersey state net operating loss carryforwards of approximately $109,000,000, which is available to offset taxable income through the year 2009. The net operating loss carryforward results in a deferred tax asset of $9,810,000, which has been offset by a valuation allowance of $9,810,000 as utilization of such carryforward is not certain.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act. This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforward for two years and the introduction of a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The New Jersey Business Tax Reform Act is retroactive to January 1, 2002. In accordance with the Act, the Partnership has recorded a provision for current income tax expense of $1,200,000 for the year ended December 31, 2002.

Inventories

Inventories of provisions and supplies are carried at the lower of cost (first-in, first-out basis) or market.

Property and Equipment

Property and equipment are recorded at cost and depreciated on the straight-line method over the estimated useful lives of the related assets, which are: 40 years for buildings and building improvements; and 2—7 years for furniture, fixtures and equipment. Depreciation expense includes amortization of assets under capital lease obligations.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Long-Lived Assets

The provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires, among other things, that an entity review its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Partnership does not believe that any such changes have occurred.

Advertising Expense

The Partnership expenses advertising costs as they are incurred. Advertising expense was $3,883,000, $3,042,000, and $2,736,000 for the years ended December 31, 2000, 2001, and 2002, respectively.

Statements of Cash Flows

For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less, at the time of purchase, to be cash equivalents.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141 “Business Combinations” (“SFAS 141”) and Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The effect of adoption of these pronouncements did not have any impact on the Partnership.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Partnership does not expect the adoption of SFAS No. 143 to have an impact on the Partnership’s financial results.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after December 31, 2001. The Partnership adopted SFAS No.144 on January 1, 2002 and the effect of adoption had no impact to the Partnership.

In April, 2002, the FASB issued No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires, among other items, gains or losses of extinguishment of debt to be classified as income (loss) from continuing operations rather than as an extraordinary item as previously required under SFAS No. 4 unless such extinguishment is determined to be extraordinary pursuant to Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Transactions”. SFAS No.145 was effective for financial statements issued on or after May 15, 2002. The Partnership adopted the provisions of SFAS No. 145 during 2002, and the effect of adoption was not material to the Partnership.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In June 2002 the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This pronouncement, which nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring)”, addresses the accounting and reporting for costs associated with exit or disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. The Partnership does not expect the adoption of SFAS No. 146 to have a material impact on the Partnership’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For the Partnership, the initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The Partnership is currently evaluating what impact, if any, adoption of FIN No. 45 will have on its financial position, results of operations, or liquidity.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements beginning after June 15, 2003. The Partnership is evaluating whether it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

Reclassifications

Certain reclassifications and disclosures have been made to the prior period financial statements in order to conform to the 2002 presentation.

(3)    Long-Term Debt

Long-term debt consists of:

	December 31, 2001	December 31, 2002
Mortgage Notes, due 2003 (Net of discount of $13,137,000 and $7,054,000, respectively)	$229,004,000	$235,087,000
PIK Notes, due 2005 (Net of discount of $4,991,000 and $4,089,000, respectively)	133,356,000	152,063,000
Senior Notes	62,000,000	–
Working Capital Loan	5,000,000	–
Term Credit Facility, due 2003	–	70,000,000
Capital lease obligations	8,201,000	11,580,000

Total debt	437,561,000	468,730,000
Less current maturities	4,385,000	4,169,000

Long-term debt	$433,176,000	$464,561,000

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The Mortgage Notes bear interest at 11-3/4%, payable in cash semiannually, and mature on November 15, 2003. The Mortgage Notes may be redeemed at Funding’s option at a rate of 100.0% through their maturity date. If the Mortgage Notes are called for redemption, there is a 30 day call period where the Mortgage Notes remain outstanding and continue to accrue interest pursuant to the terms of the Mortgage Note Indenture.

The PIK Notes bear interest at 13-7/8% payable at Funding’s option in whole or in part in cash and through the issuance of additional PIK Notes through November 15, 2003. After November 15, 2003, interest on the PIK Notes is payable in cash at the rate of 13-7/8%. The PIK Notes mature on November 15, 2005. The PIK Notes may be redeemed at Funding’s option at 100.0% of the principal amount under certain conditions, as defined in the PIK Note Indenture, and a specified percentage is required to be redeemed from the proceeds of any equity offering of the Partnership. If the PIK Notes are called for redemption, there is a 30 day call period where the PIK Notes remain outstanding and continue to accrue interest pursuant to the terms of the PIK Note Indenture. Interest payments of $15,188,000, $17,368,000 and $17,805,000 in 2000, 2001 and 2002, respectively, were satisfied by the issuance of additional PIK Notes. THCR Holdings owns approximately 91% of the PIK Notes.

The terms of both the Mortgage Notes and PIK Notes include limitations on the amount of additional indebtedness the Partnership may incur, distributions, investments and other business activities of the Partnership.

The Mortgage Notes are secured by a promissory note of the Partnership to Funding (the “Partnership Note”) in an amount and with payment terms necessary to service the Mortgage Notes. The Partnership Note is secured by a mortgage on Trump Marina and substantially all of the other assets of the Partnership. The Partnership Note has been assigned by Funding to the Trustee to secure the repayment of the Mortgage Notes. In addition, the Partnership has guaranteed (the “Guaranty”) the payment of the Mortgage Notes, which Guaranty is secured by a mortgage on Trump Marina. The Partnership Note and the Guaranty are expressly subordinated to the indebtedness of the Term Credit Facility and the liens on the mortgages securing the Partnership Note and the Guaranty are subordinate to the liens securing the Term Credit Facility.

The PIK Notes are secured by a subordinated promissory note of the Partnership to Funding (the “Subordinated Partnership Note”), which has been assigned to the Trustee for the PIK Notes, and the Partnership has issued a subordinated guaranty (the “Subordinated Guaranty”) of the PIK Notes. The Subordinated Partnership Note and the Subordinated Guaranty are expressly subordinated to the Term Credit Facility, the Partnership Note and the Guaranty.

On June 12, 2002, the Partnership entered into a $70,000,000 term credit facility (the “Term Credit Facility”) which matures on November 1, 2003 and bears interest at a rate based on the Eurodollar rate (LIBOR based) ( 6.9375% as of December 31, 2002). The Term Credit Facility is secured by substantially all of the Partnership’s assets on a first priority basis. On July 12, 2002, the net proceeds from the Term Credit Facility were used to redeem the Senior Notes and Working Capital Loan.

On March 25, 2003, the Partnership refinanced the Mortgage Notes (due in 2003), the Term Credit Facility (due in 2003), and the PIK Notes (due in 2005) pursuant to the transaction discussed in Note 12. As a result of the refinancing, the Partnership has classified the outstanding borrowings on the Mortgage Notes and Term Credit Facility as long-term in the accompanying December 31, 2002 balance sheet.

The Partnership has entered into various capital leases which are secured by the related equipment. These leases mature on various dates during the years 2003 through 2005.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Future minimum payments under capital leases as of December 31, 2002, are as follows:

2003	$5,627,000
2004	4,945,000
2005	3,590,000

Total minimum payments	14,162,000
Less: amount representing interest	2,582,000

Present value of minimum lease payments	$11,580,000

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

(4)    Related Party Transactions

Trump Management Fee

The Partnership has a Services Agreement (the “Services Agreement”) with Trump Casinos II, Inc. (“TCI-II”), a corporation wholly-owned by Donald J. Trump (“Trump”). Pursuant to the terms of the Services Agreement, TCI-II is obligated to provide the Partnership, from time to time, when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other similar and related services with respect to the business and operations of the Partnership, including such other services as the managing partner of the Partnership may reasonably request.

Pursuant to the Services Agreement, the Partnership is required to pay an annual fee in the amount of $1,500,000 to TCI-II for each year in which Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined, exceeds $50,000,000. In addition, if the annual fee is attained, TCI-II is to receive an incentive fee equal to 10.0% of the excess EBITDA over $45,000,000 for such fiscal years. On March 25, 2003, the Services Agreement was terminated retroactive to January 1, 2003 in connection with the transaction discussed in Note 12.

For the years ended December 31, 2000, 2001 and 2002, the Partnership incurred fees and expenses of $2,306,000, $2,207,000 and $3,454,000, respectively related to the Services Agreement.

Partnership Agreement

Under the terms of the Partnership Agreement and the Services Agreement, the Partnership is required to pay all costs incurred by TCI-II. For the years ended December 31, 2000, 2001 and 2002, the Partnership paid no expenses on behalf of TCI-II.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Transactions with Affiliates

At December 31, 2001 and 2002, amounts due to affiliates were $8,184,000 and $4,381,000, respectively. The Partnership has engaged in limited intercompany transactions with Trump Plaza Associates (“Plaza Associates”), Trump Taj Mahal Associates (“Taj Associates”), Trump Administration, a division of Taj Associates (“Trump Administration”), THCR, and the Trump Organization, all of which are affiliates of Trump.

Beginning in late 1997, the Partnership has utilized certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced the Partnerships’ revenues. In 2000, 2001 and 2002, the Partnership incurred approximately $173,000, $7,000 and $10,000, respectively, for customer costs associated with such utilization. Also, in exchange for having Trump’s plane available to customers of Trump Marina, the Partnership has incurred pilot costs of approximately $60,000, $60,000 and $76,000 for the years ended December 31, 2000, 2001 and 2002 respectively.

Trump Casino Services, L.L.C. (“TCS”), formed in 1996 for the purpose of realizing cost savings and operational synergies, provided certain administrative functions and certain services to Plaza Associates, Taj Associates and the Partnership. Effective December 31, 2000, TCS was merged into Taj Associates, and the obligations and administrative duties and responsibilities of TCS were assumed by Trump Administration, a division of Taj Associates. Management believes that Trump Administration’s services will continue to result in substantial cost savings and operational synergies for Plaza Associates, Taj Associates and the Partnership. Amounts charged to the Partnership by Trump Administration for these services were $4,902,000, $3,499,000, and $3,391,000 for the years ended December 31, 2000, 2001, and 2002 respectively.

(5)    Commitments and Contingencies

Leases

The Partnership has entered into leases for certain property (primarily land), advertising billboards and various equipment under operating leases. Rent expense for the years ended December 31, 2000, 2001 and 2002 was $2,913,000 and $3,117,000 and $4,009,000 respectively.

Future minimum lease payments under noncancellable commitments as of December 31, 2002 are as follows:

Total
2003	$872,000
2004	500,000
2005	504,000
2006	450,000
2007	450,000
Thereafter	3,400,000

$6,176,000

Certain of these leases contain options to purchase the leased properties at various prices throughout the lease terms.

Casino License Renewal

The Partnership is subject to regulation and licensing by the New Jersey Casino Control Commission (the “CCC”). The Partnership’s casino license must be renewed periodically, is not transferable, is dependent upon the financial stability of the Partnership and can be revoked at any time. Due to the uncertainty of any license renewal

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

application, there can be no assurance that the license will be renewed. Upon revocation, suspension for more than 120 days, or failure to renew the casino license due to the Partnership’s financial condition or for any other reason, the Casino Control Act provides that the CCC may appoint a conservator to take possession of and title to the hotel and casino’s business and property, subject to all valid liens, claims and encumbrances. The Partnership’s license, which is subject to certain continuing reporting and compliance conditions, expires in May 2003, and the Partnership is currently renewing such license with the CCC.

Self Insurance Reserves

Self insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers’ compensation, general liability and other legal proceedings in the normal course of business. These reserves are established by the Partnership based upon a specific review of open claims as of the balance sheet date as well as historical claims settlement experience, with consideration of incurred but not reported claims as of the balance sheet date. The costs of the ultimate disposition of these claims may differ from these reserve amounts.

Employment Agreements

The Partnership has entered into employment agreements with certain key employees which will expire on various dates through July 31, 2005. Total minimum commitment on these agreements at December 31, 2002 was approximately $1,552,000.

Legal Proceedings

The Partnership is involved in legal proceedings incurred in the normal course of business. In the opinion of management and its counsel, if adversely decided, none of these proceedings would have a material effect on the consolidated financial position of the Partnership.

Casino Reinvestment Development Authority Obligations

Pursuant to the provisions of the Casino Control Act, the Partnership must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1 1/4% of its gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2 1/2% of its gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (the “CRDA”), both of which bear interest at below market rates. The Partnership is required to make quarterly deposits with the CRDA to satisfy its investment obligations.

For the years ended December 31, 2000, 2001 and 2002, the Partnership charged to operations $3,680,000, $1,432,000 and $3,762,000, respectively, to give effect to the below market interest rates and valuation allowance adjustments associated with CRDA deposits and bonds. From time to time, the Partnership has elected to donate funds it has on deposit with the CRDA for various projects. Donations in the amounts of $5,769,000, $682,000 and $3,957,000 were made during the years ended December 31, 2000, 2001 and 2002, respectively. As a result of these donations, the Partnership charged to operations $2,553,000, $303,000 and $2,638,000 during the years ended December 31, 2000, 2001 and 2002, respectively.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(6)    Debt Renegotiation Costs

The Partnership was seeking to refinance or modify the terms of their long-term debt throughout 2002. For those refinancing efforts that the Partnership decided not to pursue, the Partnership has expensed the costs related to these efforts in the accompanying statement of operations. Such costs included $121,000 in travel related expenses which were paid to an entity which is affiliated to the Chairman of THCR.

(7)    Employee Benefit Plans

The Partnership participates in a retirement savings plan, Trump Capital Accumulation Plan, for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 20.0% of their earnings (as defined) to the plan up to the maximum amount permitted by law, and the Partnership will match 50.0% of an eligible employee’s contributions up to a maximum of 6.0% of the employee’s earnings. The Partnership recorded charges of approximately $1,086,000, $1,090,000 and $1,029,000 for matching contributions for the years ended December 31, 2000, 2001 and 2002, respectively.

The Partnership makes payments to various trusteed multi-employer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. It is not practical to determine the amount of payments ultimately used to fund pension benefit plans or the current financial condition of the plans. Under the Employee Retirement Income Security Act, the Partnership may be liable for its share of the plans’ unfunded liabilities, if any, if the plans are terminated or if the Partnership withdraws from participation in such plans. Pension expense charged to operations for the years ended December 31, 2000, 2001 and 2002 was $1,054,000, $1,281,000 and $1,301,000, respectively.

The Partnership provides no other material post employment benefits.

(8)    Fair Value of Financial Instruments

The carrying amount of the following financial instruments of the Partnership and Funding approximate fair value, as follows: (a) cash and cash equivalents, receivables and payables based on the short-term nature of these financial instruments, (b) CRDA bonds and deposits based on the allowances to give effect to the below market interest rates, and (c)Term Credit Facility based upon the current interest rate being reflective of fair value.

The fair values of the Mortgage Notes and PIK Notes are based on quoted market prices as follows:

	December 31, 2001
	Carrying Amount	Fair Value
Mortgage Notes	$229,004,000	$186,449,000
PIK Notes	$133,356,000	$74,707,000

	December 31, 2002
	Carrying Amount	Fair Value
Mortgage Notes	$235,087,000	$234,877,000
PIK Notes	$152,063,000	$135,851,000

At December 31, 2001, there were no quoted market prices for the Partnership’s Senior Notes and Working Capital Loan. A reasonable estimate of their value could not be made without incurring excessive costs.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(9)    Financial Information of Funding

Financial information relating to Funding is as follows:

	December 31, 2001	December 31, 2002
Assets:
Mortgage Notes Receivable, net of unamortized discount of $13,137,000 and $7,054,000	$229,004,000	$235,087,000
PIK Notes Receivable, net of unamortized discount of $4,991,000 and $4,089,000	133,356,000	152,063,000
Senior Notes Receivable	62,000,000	—

Total Assets	$424,360,000	$387,150,000

Liabilities and Capital:
Mortgage Notes Payable, net of unamortized discount of $13,137,000 and $7,054,000	$229,004,000	$235,087,000
PIK Notes Payable, net of unamortized discount of $4,991,000 and $4,089,000	133,356,000	152,063,000
Senior Notes Payable	62,000,000	—

Total Liabilities and Capital	$424,360,000	$387,150,000

	For the Years Ended December 31,
	2001	2002
Interest Income	$58,322,000	$58,702,000
Interest Expense	58,322,000	58,702,000

Net Income	$—	$—

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(10)    Financial Information of TCHI

Financial information relating to TCHI is as follows:

	December 31, 2001	December 31, 2002
Total Assets (including Working Capital Loan Receivable of $5,000,000 at December 31, 2001)	$5,000,000	$—

Total Liabilities and Capital (including Working Capital Loan Payable of $5,000,000 at December 31, 2001)	$5,000,000	$—

	For the Years Ended December 31,
	2001	2002
Interest Income	$515,000	$273,000
Interest Expense	515,000	273,000

Net Income	$—	$—

(11)    Quarterly Financial Data (unaudited)

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues (Restated)	$57,462,000	$60,987,000	$72,208,000	$62,262,000
Income from Operations	3,798,000	6,046,000	13,126,000	7,625,000
Net Loss	(10,594,000)	(8,623,000)	(1,875,000)	(7,760,000)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues (Restated)	$63,212,000	$68,490,000	$76,858,000	$61,689,000
Income from Operations	8,464,000	10,030,000	13,611,000	2,521,000
Net Loss	(7,112,000)	(5,677,000)	(3,388,000)	(13,655,000)

During the quarter ended September 30, 2002, the Partnership reclassified certain costs (primarily bus coin) from costs and expenses to promotional allowances to be consistent with prevailing industry practices. Such amounts totaled $886,000, $804,000, $636,000, and $499,000 for the three months ended March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001 and $590,000 and $606,000 for the three months ended March 31, 2002 and June 30, 2002, respectively. All prior periods in the accompanying financial statements have been restated related to this reclassification.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(12)    Subsequent Events

On March 25, 2003, the Partnership, along with Trump Indiana, Inc., and THCR Management Holdings, LLC (“THCR Management’), became a wholly owned subsidiary of Trump Casino Holdings, LLC (“TCH”), which is a wholly owned subsidiary of THCR pursuant to a corporate reorganization approved by THCR’s Board of Directors. The Partnership also changed its name to Trump Marina Associates, L.P. Simultaneously with the reorganization, TCH issued $425 million of First Priority Mortgage Notes and $65 million of Second Priority Mortgage Notes (collectively “2003 Mortgage Notes”). A portion of the net proceeds from the 2003 Mortgage Notes was:

•	deposited with the trustee of the Mortgage Notes an amount sufficient to redeem the outstanding principal ($242.1 million) on the Mortgage Notes which were irrevocably called for redemption on March 25, 2003 for April 23, 2003;

•	deposited with the trustee of the PIK Notes an amount sufficient to redeem the outstanding principal ($14.3 million) on the PIK Notes, not owned by THCR, which were irrevocably called for redemption on March 25, 2003 for April 23, 2003; and

•	used to repay $70 million outstanding principal on the Term Credit Facility.

The remaining net proceeds from the 2003 Mortgage Notes were used to refinance indebtedness at Trump Indiana, Inc. and THCR Management. Substantially all of the assets of the Partnership are pledged as collateral for the 2003 Mortgage Notes.

Also, in connection with the issuance of the 2003 Mortgage Notes, $141.9 million principal amount of PIK Notes held by THCR Holdings were contributed to the Partnership and were cancelled without payment.

SCHEDULE II

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Changes (Deductions)		Balance at End of Period
YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts	$2,001,000	$1,318,000	$(1,105,000)	(A)	$2,214,000

Valuation allowance for CRDA investments	$5,819,000	$3,680,000	$(4,513,000)	(B)	$4,986,000

YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts	$2,214,000	$1,313,000	$(675,000)	(A)	$2,852,000

Valuation allowance for CRDA investments	$4,986,000	$1,432,000	$(1,569,000)	(B)	$4,849,000

YEAR ENDED DECEMBER 31, 2002:
Allowance for doubtful accounts	$2,852,000	$2,100,000	$(2,477,000)	(A)	$2,475,000

Valuation allowance for CRDA investments	$4,849,000	$3,762,000	$(4,051,000)	(B)	$4,560,000

(A)	Write-off of uncollectible accounts.

(B)	Reversal of allowance applicable to contribution of CRDA investments.

S-1

EXHIBIT INDEX

Exhibit No.	Description

10.45.2	Third Amendment, dated December 11, 2002, of the Employment Agreement, dated March 6, 1998, as amended, between Mark A. Brown and Trump Taj Mahal Associates.

10.51	Employment Agreement, dated October 9, 2002, between Paul R. Ryan and Trump Taj Mahal Associates, L.P.

10.52	Employment Agreement, dated October 15, 2002, between Daniel M. McFadden and Trump Marina Associates, L.P.

99.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2.1

Certification of the Principal Financial Officer of Trump Marina, Inc. and Trump Marina Associates, L.P. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2.2	Certification of the Chief Financial Officer of Trump’s Castle Funding, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Code of Ethics

S-2